Form 10-Q
period 1995-06-30
SPORTSMANS GUIDE INC
filed 1995-08-11
CIK 791450

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

  X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
____ SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY FISCAL PERIOD ENDED JUNE 30,1995, OR



____   	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.  FOR THE
        TRANSITION PERIOD FROM
       	__________ TO __________

                	Commission File No. 015767

                          The Sportsman's Guide, Inc.

                 (Exact name of registrant as specified in its charter)

           Minnesota                       41-1293081

     (State or other jurisdiction	(I.R.S. Employer I.D. Number)
    of incorporation or organization)


               411 Farwell Ave., So. St. Paul, Minnesota  55075
                   (Address of principal executive offices)


                                (612) 451-3030
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    -----      -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed
by a court.  Yes   X       No
                 -----        -----

As of August 4, 1995 there were 23,335,833 shares of the registrant's Common Stock outstanding.

                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                        THE SPORTSMAN'S GUIDE, INC.
                              BALANCE SHEETS
                               (UNAUDITED)
                         (In thousands of dollars)

                     ASSETS

                                              	June 30,        	December 30,
                              	                   1995     	         1994
                                              ----------        ------------
CURRENT ASSETS:
     Cash and cash equivalents 	              $       - 	         $     653
     Accounts receivable 	                          507 	               785
     Inventory 	                                 21,057 	            13,571
     Prepaid expenses 	                           1,575 	               703
     Promotional material 	                       1,023        	      2,155
                                              ----------          ----------
        Total current assets 	                   24,162 	            17,867
PROPERTY AND EQUIPMENT - NET 	                    4,051  	            3,288
                                              ----------          ----------
        Total assets 	                        $  28,213        	  $  21,155
                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable - bank 	                   $   9,345 	         $       -
     Current maturities of long-term debt
         Related parties 	                        2,095 	               150
         Other 	                                  1,429 	               314
     Trade creditors' obligation 	                    - 	               561
     Accounts payable 	                          11,641 	            10,890
     Accrued expenses 	                             311        	      1,238
     Customer deposits and other liabilities 	      665	                763
                                               ---------          ----------
        Total current liabilities 	              25,486        	     13,916
LONG-TERM OBLIGATIONS:
     Long-term debt
         Related parties 	                            - 	             2,095
         Other 	                                    230 	             1,678
     Other long-term obligations 	                  161        	        174
                                               ---------          ----------
        Total long-term obligations 	               391        	      3,947
                                               ---------          ----------
        Total liabilities 	                      25,877  	           17,863

COMMITMENTS 	                                         -  	                -

STOCKHOLDERS' EQUITY
     Series A Preferred Stock-$.01 par value;
       200,000 shares authorized, issued and
       outstanding 	                                  2 	                 2
     Common Stock-$.01 par value; 36,800,000
       shares authorized; 23,335,833 shares
       issued and outstanding 	                     233 	               233
     Additional paid-in capital 	                 2,138        	      2,138
     Retained earnings (deficit) 	                  (37) 	              919
                                              ----------          ----------
         Total stockholders' equity 	             2,336  	            3,292
                                              ----------          ----------
         Total liabilities & stockholders'
          equity                              $  28,213           $  21,155
                                              ==========          ==========



SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

               For the Thirteen Weeks and Twenty-six Weeks Ended

                        June 30, 1995 and July 1, 1994

                  (In thousands, except for per share data)


                                       Thirteen Weeks     Twenty-six Weeks
                                     ------------------  ------------------
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
Sales                                $17,594   $15,142   $41,377   $35,412

Cost of sales 	                       11,871    10,135    27,072    24,715
                                     --------  --------  --------  --------
  Gross profit 	                       5,723     5,007    14,305    10,697

Selling, general and administrative
 expenses 	                            6,933     4,779    15,241    10,059
                                     --------  --------  --------  --------
  Earnings (loss) from operations     (1,210)      228      (936)      638

Interest expense 	                      (239)     (136)     (388)     (198)

Miscellaneous income (expense)            10       (41)       18       (30)
				                                 --------  --------  --------  --------
  Earnings(loss)before income taxes   (1,439)       51    (1,306)      410

Income tax benefit 	                     393         -       350         -
				                                 --------  --------  --------  --------
  Net earnings (loss)    	           $(1,046)  $    51   $  (956)  $   410
                                     ========  ========  ========  ========
  Net earnings (loss) per share      $  (.04)  $     -   $  (.04)  $   .02
				                                 ========  ========  ========  ========
  Weighted average number of common
  shares and common share equivalents
  outstanding 	                       23,336    26,129    23,336    25,335
                                     ========  ========  ========  ========




SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                          THE SPORTSMAN'S GUIDE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                For the Thirteen Weeks and Twenty-six Weeks Ended
                        June 30, 1995 and July 1, 1994

                           (In thousands of dollars)

                                          Thirteen Weeks   Twenty-six Weeks
                                         ----------------- -----------------
                                            1995     1994     1995     1994
                                         --------  ------- --------  -------
Cash flows from operating activities:
  Net earnings (loss) 	                  $(1,046)  $   51  $  (956)  $  410
  Adjustments to reconcile net earnings
  (loss) to net cash provided by (used
  in) operating activities:
    Depreciation and amortization            155       99      305      187
    Other 	                                  (11)      44      (17)      49
    Changes in assets and liabilities:
      Accounts receivable 	                  211     (127)     278     (159)
      Inventory 	                         (4,103)  (7,768)  (7,486)  (6,677)
      Prepaid expenses 	                    (791)    (178)    (872)    (401)
      Promotional material 	                 935   (1,391)   1,132     (557)
      Accounts payable 	                   2,666    5,542      751    1,652
      Accrued expenses 	                    (695)      (4)    (927)    (122)
      Customer deposits & other
       liabilities 	                        (161)    (212)     (98)  (1,088)
                                         -------- -------- -------- --------
        Cash flows used in operating
         activities 	                     (2,840)  (3,944)  (7,890)  (6,706)

Cash flows from investing activities:
  Purchases of property and equipment       (421)    (712)  (1,200)  (1,031)
  Disposals of property and equipment  	       -       67      149       67
                                         -------- -------- -------- --------
        Cash flows used in investing
         activities 	                       (421)    (645)  (1,051)    (964)

Cash flows from financing activities:
  Gross borrowings under line of credit    9,395    6,555    8,540    6,555
  Gross payments under line of credit     (6,270)  (1,855)  (9,195)  (1,855)
  Payments on trade creditors' obligation   (561)    (150)    (561)    (150)
  Borrowings under long-term debt      	       -        -        -    2,500
  Payments under long-term debt              (76)     (46)    (496)    (101)
                                         -------- -------- -------- --------
        Cash flows provided by financing
         activities 	                      2,488    4,504    8,288    6,949

Increase (decrease) in cash and cash
 equivalents   	                            (773)     (85)    (653)    (721)

Cash and cash equivalents at beginning
 of the period 	                             773       85      653      721
                         	 	 	 	         -------- -------- -------- --------
Cash and cash equivalents at end of the
 period                                  $     -  $     -  $     -  $     -
                                         ======== ======== ======== ========


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                         THE SPORTSMAN'S GUIDE, INC.
                    STATEMENTS OF CASH FLOWS (CONTINUED)
                                (UNAUDITED)

             For the Thirteen Weeks and Twenty-six Weeks Ended
                       June 30, 1995 and July 1, 1994

                          (In thousands of dollars)


                                            Thirteen Weeks  Twenty-six Weeks
                                           ---------------- ----------------
                                             1995     1994    1995     1994
                                           -------- ------- -------  -------
Supplemental disclosure of cash flow
information
Cash paid during the periods for:
      Interest 	                            $  241   $  41   $ 395    $ 177
      Income taxes 	                        $  110   $   -   $ 190    $   -

Supplemental noncash investing activities
Fixed assets purchased with a capital lease $    -   $  11   $  17    $  11





































SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                         THE SPORTSMAN'S GUIDE, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 1:  Basis of Presentation

       	 The accompanying financial statements are unaudited and reflect all adjustments which are normal and recurring in nature, and which,
	        in the opinion of management, are necessary for a fair presentation
	        of operations and cash flows.  Reclassifications have been made to prior year financial information wherever necessary to conform to the current year presentation.  Results of operations for the interim periods are not necessarily indicative of full-year results.

Note 2:  Per Share Data

       	 The computation of earnings per share for the twenty-six and thirteen week periods of 1995 is based on the weighted average number of shares outstanding during the periods. The exercise of outstanding options and warrants is not considered in the computa-tion because their inclusion would have been anti-dilutive for all periods presented for 1995.

       	 The computation of earnings per share for the twenty-six and thirteen week periods of 1994 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The dilutive effect of the poten-tial exercise of outstanding options and warrants to purchase shares of common stock is calculated using the treasury stock method.

Note 3:  Credit Facility

         Effective February 16, 1995, the Company entered into a new credit facility providing a revolving line of credit up to $15,500,000,
	        subject to an adequate borrowing base, expiring March 1997. The revolving credit facility provides an available base amount of
         $5,000,000 with an additional seasonal amount of $10,500,000 available from May 1 through November 30 of each year. The revolving line of credit is secured by substantially all of the assets of the Company.

Note 4:  Stockholders' Equity

         In January 1995, options for an additional 1,000,000 common shares were granted under a new non-qualified plan to management at $.875 per share. These options are subject to forfeiture if certain performance goals are not met during fiscal year 1995. The 1995 Non-Qualified Stock Option Plan was approved and ratified by the Company's stockholders at the annual meeting held on April 26, 1995.

                         THE SPORTSMAN'S GUIDE, INC.

                                (UNAUDITED)


Note 4 (Continued):

         On April 26, 1995, the Company's stockholders authorized the Board of Directors to determine at any time prior to December 29, 1995 that the number of outstanding shares of common stock of the Company will be changed into one new share of common stock in a ratio of not less than 5 to 1 nor more than 20 to 1, or if such reverse stock split is not advisable, no further action will be taken in such regard.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company meets its operating cash requirements through funds generated from operations, borrowings under its revolving line of credit and sub-ordinated debt with existing shareholders and new investors. Because of increasing sales and correspondingly higher levels of inventory, the Company's needs for external sources to fund working capital has increased. Effective February 16, 1995, the Company entered into a new credit facility providing a revolving line of credit up to $15,500,000, subject to an adequate borrowing base, expiring March 1997. The revolving credit facility provides an available base amount of $5,000,000 with an additional seasonal amount of $10,500,000 available from May 1 through November 30 of each year. The revolving line of credit is secured by substantially all of the assets of the Company. As of June 30, 1995, the Company borrowed $9,345,000 against the revolving line of credit.

The cash flow used in operating activities for the thirteen week period ended June 30, 1995 was $2,840,000 compared to $3,944,000 for the same period last year. This decrease in cash flow used in operating activities was primarily as a result of a decrease in promotional material due to timing of the receipt of catalogs. The cash flow used in operating activities for the twenty-six week period ended June 30, 1995 was $7,890,000 compared to $6,706,000 for the same period last year. This increase in cash flow used in operating activities was largely due to the net loss in 1995 as compared to the net earnings in 1994.

The Company had a working capital deficit of $1,324,000 as of June 30, 1995 as compared to working capital of $3,951,000 as of December 30, 1994. The decrease in working capital was primarily as a result of an increase in the current maturities of long-term debt. The inventory level as of June 30, 1995 increased $7,486,000 from the fiscal year ended December 30, 1994.
This increase was primarily due to the seasonality of the Company's business with greater sales generated during the second half of the year. In addition, the higher level of inventory was as a result of lower than expected catalog sales in the first half of 1995 along with planned sales growth over prior year periods. The notes payable-bank as of June 30, 1995 increased $9,345,000 from the fiscal year ended December 30, 1994. This increase was primarily due to the higher level of inventory and lower earnings in 1995 as compared to 1994.

The Company believes it will have sufficient funds available to meet current and future commitments.

                           Results of Operations



Comparison of the thirteen and twenty-six week periods ended June 30, 1995 to the thirteen and twenty-six week periods ended July 1, 1994

The Company's sales for the thirteen and twenty-six week periods ended June 30, 1995, increased $2,452,000 and $5,965,000 or 16% and 17%, respectively, from the same periods last year. This increase in sales is attributable to a planned increase in catalog circulation. The Company was able to offset the majority of the postal rate and paper price increases with the use of a slightly lower grade of paper and printing efficiencies, thus allowing for an aggressive marketing plan.

Gross profit for the thirteen and twenty-six week periods ended June 30, 1995, was 32.5% and 34.6% of sales, respectively, compared to 33.1% and 30.2% of sales, respectively, for the same periods last year. When comparing to the same period last year, the decrease in the gross profit as a percent of sales, for the thirteen week period, was primarily due to lower shipping revenue on the average outgoing parcel to customers. The increase in the gross profit as a percent of sales, for the twenty-six week period, was primarily due to reduced shipping costs of outgoing parcels to customers, an increase in the shipping and handling charges to the customer and improved retail product margins in the clothing and footwear categories.

Selling, general and administrative expenses for the thirteen week period ended June 30, 1995, were $6,933,000 or 39.4% of sales compared to $4,779,000 or 31.6% of sales for the same period last year. Selling, general and administrative expenses for the twenty-six week period ended June 30, 1995, were $15,241,000 or 36.8% of sales compared to $10,059,000 or
28.4% of sales for the same period last year. The increase in the dollar spending level, for the thirteen week and twenty-six week period ended
June 30, 1995, was due to higher catalog costs with the planned increase in catalog circulation. The increase as a percent of sales was primarily due to lower customer response on the catalogs.

Interest expense for the thirteen and twenty-six week periods ended June 30, 1995, was $239,000 and $388,000, respectively as compared to $136,000 and $198,000 for the same periods last year. The increase was primarily due to interest on the revolving line of credit to finance the increased inventory level.

Income tax benefit for the thirteen and twenty-six week periods ended
June 30, 1995, was $393,000 and $350,000, respectively. The income tax benefit for the periods ended June 30, 1995 represents recoverable income taxes from the prior year. In 1994, the Company utilized net operating loss carryforwards to offset any income tax charges.

As a result of the above, the net losses for the thirteen and twenty-six week periods ended June 30, 1995, were ($1,046,000) and ($956,000), respectively, as compared to net earnings of $51,000 and $410,000, respectively, for the same periods last year.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  				THE SPORTSMAN'S GUIDE, INC.



Date:  August 11, 1995		             	BY:	/s/ Charles B. Lingen
					                                    ---------------------------
                                         	Charles B. Lingen
					                                    	Vice President Finance/CFO