Form 10-Q/A
period 1995-06-30
SPORTSMANS GUIDE INC
filed 1995-09-26
CIK 791450

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q/A
                                 AMMENDMENT #1

(Mark One)

  X    	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----    SECURITIES EXCHANGE ACT OF 1934.  FOR THE QUARTERLY FISCAL
        PERIOD ENDED JUNE 30,1995, OR



____   	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
                               (UNAUDITED)
                         (In thousands of dollars)

                     ASSETS

                                               	June 30, 	December 30,
                             	                     1995     	     1994
                                              ----------   ------------
CURRENT ASSETS:
     Cash and cash equivalents 	              $       - 	    $     653
     Accounts receivable 	                          507 	          785
     Inventory 	                                 21,057 	       13,571
     Prepaid expenses 	                           1,575 	          703
     Promotional material 	                       1,023          2,155
                                               ---------      ---------
        Total current assets 	                   24,162 	       17,867
PROPERTY AND EQUIPMENT - NET 	                    4,051 	        3,288
                                               ---------      ---------
        Total assets 	                        $  28,213 	    $  21,155
                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable - bank 	                   $   9,345 	    $       -
     Current maturities of long-term debt
         Related parties 	                        2,095 	          150
         Other 	                                  1,429 	          314
     Trade creditors' obligation 	                    - 	          561
     Accounts payable 	                          11,641 	       10,890
     Accrued expenses 	                             311 	        1,238
     Customer deposits and other liabilities 	      665 	          763
                                               ---------      ---------
        Total current liabilities 	              25,486 	       13,916
LONG-TERM OBLIGATIONS:
     Long-term debt
         Related parties       	                      - 	        2,095
         Other 	                                    230 	        1,678
     Other long-term obligations       	            161  	         174
                                               ---------      ---------
        Total long-term obligations 	               391 	        3,947
                                               ---------      ---------
        Total liabilities 	                      25,877 	       17,863

COMMITMENTS 	                                         -  	           -

STOCKHOLDERS' EQUITY
     Series A Preferred Stock-$.01 par value;
       200,000 shares authorized, issued and
       outstanding 	                                  2 	            2
     Common Stock-$.01 par value; 36,800,000
       shares authorized; 23,335,833 shares
       issued and outstanding 	                     233 	          233
     Additional paid-in capital 	                 2,138 	        2,138
     Retained earnings (deficit) 	                  (37)	          919
                                               ---------      ---------
         Total stockholders' equity 	             2,336  	       3,292
                                               ---------      ---------
         Total liabilities & stockholders'
          equity                              $  28,213      $  21,155
                                               =========      =========


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

               For the Thirteen Weeks and Twenty-six Weeks Ended

                        June 30, 1995 and July 1, 1994

                  (In thousands, except for per share data)


                                       Thirteen Weeks     Twenty-six Weeks
                                       1995      1994      1995      1994
                                     --------  --------  --------  --------
Sales                                $17,594   $15,142   $41,377   $35,412

Cost of sales 	                       11,871    10,135    27,072    24,715
                                      -------   -------   -------   -------
  Gross profit 	                       5,723     5,007    14,305    10,697

Selling, general and administrative
 expenses 	                            6,933     4,779    15,241    10,059
                                      -------   -------   -------   -------
  Earnings (loss) from operations     (1,210)      228      (936)      638

Interest expense       	                (239)     (136)     (388)     (198)

Miscellaneous income (expense)            10       (41)       18       (30)
				                                  -------   -------   -------   -------
  Earnings(loss)before income taxes   (1,439)       51    (1,306)      410

Income tax benefit 	                     393         -       350         -
				                                  -------   -------   -------   -------
  Net earnings (loss)          	     $(1,046)  $    51   $  (956)  $   410
 	                                    =======   =======   =======   =======
  Net earnings (loss) per share      $  (.04)  $     -   $  (.04)  $   .02
				                                  =======   =======   =======   =======
  Weighted average number of common
  shares and common share equivalents
  outstanding 	                       23,336    26,129    23,336    25,335
                                      =======   =======   =======   =======




SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                          THE SPORTSMAN'S GUIDE, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                For the Thirteen Weeks and Twenty-six Weeks Ended
                        June 30, 1995 and July 1, 1994

                           (In thousands of dollars)

                                        Thirteen Weeks     Twenty-six Weeks
                                         1995      1994      1995      1994
                                        --------  ------- --------  -------
Cash flows from operating activities:
  Net earnings (loss) 	                 $(1,046)  $    51 $  (956)  $  410
  Adjustments to reconcile net earnings
  (loss) to net cash provided by (used
  in) operating activities:
    Depreciation and amortization           155        99     305      187
    Other 	                                 (11)       44     (17)      49
    Changes in assets and liabilities:
      Accounts receivable 	                 211      (127)    278     (159)
      Inventory 	                        (4,103)   (7,768) (7,486)  (6,677)
      Prepaid expenses 	                   (791)     (178)   (872)    (401)
      Promotional material 	                935    (1,391)  1,132     (557)
      Accounts payable 	                  2,666     5,542     751    1,652
      Accrued expenses 	                   (695)       (4)   (927)    (122)
      Customer deposits & other
       liabilities 	                       (161)     (212)    (98)  (1,088)
                                         -------   ------- -------  -------
        Cash flows used in operating
         activities 	                    (2,840)   (3,944) (7,890)  (6,706)

Cash flows from investing activities:
  Purchases of property and equipment      (421)     (712) (1,200)  (1,031)
  Disposals of property and equipment 	       -        67     149       67
                                         -------   ------- -------  -------
        Cash flows used in investing
         activities 	                      (421)     (645) (1,051)    (964)

Cash flows from financing activities:
  Gross borrowings under line of credit   9,395     6,555  18,540    6,555
  Gross payments under line of credit    (6,270)   (1,855) (9,195)  (1,855)
  Payments on trade creditors' obligation  (561)     (150)   (561)    (150)
  Borrowings under long-term debt 	           -         -       -    2,500
  Payments under long-term debt             (76)      (46)   (496)    (101)
                                         -------   ------- -------  -------
        Cash flows provided by financing
         activities 	                     2,488     4,504   8,288    6,949

Increase (decrease) in cash and cash
 equivalents 	                             (773)      (85)   (653)    (721)

Cash and cash equivalents at beginning
 of the period 	                            773        85     653      721
 	 	                                     -------   ------- -------  -------
Cash and cash equivalents at end of the
 period                                 $     -   $     - $     -  $     -
                                         =======   ======= =======  =======


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                         THE SPORTSMAN'S GUIDE, INC.
                    STATEMENTS OF CASH FLOWS (CONTINUED)
                                (UNAUDITED)

             For the Thirteen Weeks and Twenty-six Weeks Ended
                       June 30, 1995 and July 1, 1994

                          (In thousands of dollars)


                                            Thirteen Weeks  Twenty-six Weeks
                                             1995     1994    1995     1994
                                            -------  ------- ------  -------
Supplemental disclosure of cash flow
information
Cash paid during the periods for:
      Interest 	                            $  241   $  41   $ 395    $ 177
      Income taxes 	                        $  110   $   -   $ 190    $   -

Supplemental noncash investing activities
Fixed assets purchased with a capital lease $    -   $  11   $  17    $  11





































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




                 				THE SPORTSMAN'S GUIDE, INC.





Date:  September 25, 1995		              	BY:/s/ Charles B. Lingen
				                                         --------------------------
                                           		Charles B. Lingen
                                       						Vice President Finance/CFO