Form 10-Q
period 1995-09-29
SPORTSMANS GUIDE INC
filed 1995-11-13
CIK 791450

                             				UNITED STATES

               		     SECURITIES AND EXCHANGE COMMISSION

                      			    Washington, D.C. 20549

                             				  FORM 10-Q
(Mark One)

  x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934. FOR THE QUARTERLY FISCAL PERIOD ENDED SEPTEMBER 29, 1995, OR


 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM
       	TO ___________ . ___________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   x     No
                                                 							---        ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed
by a court.  Yes   x       No
              		  ---          ---

As of November 8, 1995 there were 23,335,833 shares of the registrant's Common Stock outstanding.

               		      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
		                      	THE SPORTSMAN'S GUIDE, INC.
                      			       BALANCE SHEETS
                             				 (UNAUDITED)
                      			 (In thousands of dollars)

		ASSETS

                                         						September 29,    December 30,
                                           						     1995            1994
                                           				 -----------      ----------
CURRENT ASSETS:
     Cash and cash equivalents                   $       -        $     653
     Accounts receivable                               804              785
     Inventory                                      23,679           13,571
     Prepaid expenses                                1,011              727
     Promotional material                            2,893            2,155
                                          						  ---------        ---------
	Total current assets                               28,387           17,891
PROPERTY AND EQUIPMENT - NET                         4,301            3,288
                                          						  ---------        ---------
	Total assets                                    $  32,688        $  21,179
                                          						  =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Notes payable - bank                        $  10,770        $       -
     Current maturities of long-term debt
	 Related parties                                    2,095              150
	 Other                                              1,392              314
     Trade creditors' obligation                         -              561
     Accounts payable                               15,109           10,890
     Accrued expenses                                  260            1,043
     Customer deposits and other liabilities         1,121              981
                                          						  ---------        ---------
	Total current liabilities                          30,747           13,939
LONG-TERM OBLIGATIONS:
     Long-term debt
	 Related parties                                        -            2,095
	 Other                                                225            1,678
     Other long-term obligations                       151              175
                                          						  ---------        ---------
	Total long-term obligations                           376            3,948
                                          						  ---------        ---------
	Total liabilities                                  31,123           17,887
COMMITMENTS                                              -                -
STOCKHOLDERS' EQUITY
     Series A Preferred Stock-$.01 par value;
       200,000 shares authorized, issued and
       outstanding                                       2                2
     Common Stock-$.01 par value; 36,800,000
       shares authorized; 23,335,833 shares
       issued and outstanding                          233              233
     Additional paid-in capital                      2,138            2,138
     Retained earnings (deficit)                      (808)             919
                                          						  ---------        ---------
	 Total stockholders' equity                         1,565            3,292
                                          						  ---------        ---------
	 Total liabilities & stockholders' equity       $  32,688        $  21,179
                                          						  =========        =========

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     			THE SPORTSMAN'S GUIDE, INC.

                    			 STATEMENTS OF OPERATIONS

                           				(UNAUDITED)

     	    For the Thirteen Weeks and Thirty-nine Weeks Ended
             	September 29, 1995 and September 30, 1994

            		(In thousands, except for per share data)

				                                   Thirteen Weeks     Thirty-nine Weeks
				                                 ------------------   ------------------
	                                   				1995      1994      1995       1994
				                                --------- ---------  --------- ---------
Sales                               $ 24,673  $ 25,483   $ 66,050  $ 60,895

Cost of sales                         16,378    16,770     43,450    41,485
	                            			     --------  --------   --------  --------

 Gross profit                          8,295     8,713     22,600    19,410

Selling, general and administrative
 expenses                              9,136     7,822     24,377    17,881
	                            			     --------  --------   --------  --------

  Earnings (loss) from operations       (841)      891     (1,777)    1,529

Interest expense                        (332)     (223)      (720)     (421)

Miscellaneous income (expense)            (4)      (54)        14       (84)
                            				     --------  --------   --------  --------

  Earnings (loss) before income taxes (1,177)      614     (2,483)    1,024

Income tax benefit                       406         -        756         -
		                            		     --------  --------   --------  --------

  Net earnings (loss)               $   (771) $    614   $ (1,727) $  1,024
		                                   ========  ========   ========  ========

  Net earnings (loss) per share     $   (.03) $    .02   $   (.07) $    .04
			                            	     ========  ========   ========  ========

  Weighted average number of common
  shares and common share equivalents
  outstanding                         23,336    26,151     23,336    25,607




SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                       	THE SPORTSMAN'S GUIDE, INC.
                     			 STATEMENTS OF CASH FLOWS
                     			       (UNAUDITED)

       	   For the Thirteen Weeks and Thirty-nine Weeks Ended
	              September 29, 1995 and September 30, 1994

              		       (In thousands of dollars)

                                   					 Thirteen Weeks    Thirty-nine Weeks
                             			       ------------------- -----------------
	 				                                     1995      1994     1995     1994
                             			       --------- --------- -------- ---------
Cash flows from operating activities:
  Net earnings (loss)                  $   (771) $    614 $ (1,727)$  1,024

  Adjustments to reconcile net earnings
  (loss) to net cash provided by (used
  in) operating activities:
    Depreciation and amortization            186      129      491      316
    Other                                     (6)      51      (31)     100
    Changes in assets and liabilities:
      Accounts receivable                   (297)     107      (19)     (52)
      Inventory                           (2,622)     732  (10,108)  (5,945)
      Prepaid expenses                       697       54     (284)    (347)
      Promotional material                (1,870)     309     (738)    (248)
      Accounts payable                     3,468   (1,881)   4,219     (230)
      Accrued expenses                       (57)     266     (783)     356
      Customer deposits & other
       liabilities                           325      886      134     (413)
                                   					 -------- -------- -------- --------
	Cash flows provided by (used in)
	 operating activities                      (947)   1,267   (8,846)  (5,439)

Cash flows from investing activities:
  Purchases of property and equipment       (436)    (673)  (1,636)  (1,637)
  Disposals of property and equipment          -        -      149        -
					                                    -------- -------- -------- --------
	Cash flows used in investing
	 activities                                (436)    (673)  (1,487)  (1,637)

Cash flows from financing activities:
  Gross borrowings under line of credit   11,810    8,130   30,350   14,685
  Gross payments under line of credit    (10,385)  (8,645) (19,580) (10,500)
  Payments on trade creditors' obligation      -        -     (561)    (150)
  Borrowings under long-term debt              -        -        -    2,500
  Payments under long-term debt              (42)     (79)    (529)    (180)
					                                    -------- -------- -------- --------
	Cash flows provided by (used in)
	 financing activities                     1,383     (594)   9,680    6,355

Increase (decrease) in cash and cash
 equivalents                                   -        -     (653)    (721)


Cash and cash equivalents at beginning
 of the period                                 -        -      653      721


Cash and cash equivalents at end of the
 period                                 $      - $      -  $     -  $     -
                                   					 ======== ======== ======== ========


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                     			THE SPORTSMAN'S GUIDE, INC.
		                 STATEMENTS OF CASH FLOWS (CONTINUED)
                     			       (UNAUDITED)

       	    For the Thirteen Weeks and Thirty-nine Weeks Ended
              		September 29, 1995 and September 30, 1994

                     			(In thousands of dollars)

                                   					     Thirteen Weeks Thirty-nine Weeks
                                   					     -------------- -----------------
                                    					      1995     1994    1995    1994
                                    					     -----    -----   -----   -----
Supplemental disclosure of cash flow
------------------------------------
information
-----------
Cash paid during the periods for:
      Interest                              $    231 $   227 $   626 $  404
      Income taxes                          $      - $     9 $   190 $    9

Supplemental noncash investing activities
-----------------------------------------
Fixed assets purchased with a capital lease $      - $     - $    17 $   11
Disposed of fixed assets held under a
capital lease                               $      - $    27 $     - $   27











































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

Note 2:  Per Share Data

       	 The computation of earnings per share for the thirty-nine and thirteen week periods of 1995 is based on the weighted average number of shares outstanding during the periods. The exercise of outstanding options and warrants is not considered in the computation because their inclusion would have been anti-dilutive for all periods presented for 1995.

       	 The computation of earnings per share for the thirty-nine and thirteen week periods of 1994 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The dilutive effect of the potential exercise of outstanding options and warrants to purchase shares of common stock is calculated using the treasury stock method.

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

       	 To facilitate a newly created customer installment pay plan, the Company's credit facility was amended in October 1995 to include in its borrowing base accounts receivable financed under the Company's EZ Pay installment plan. In addition, the amended credit facility calls for payments of principal and interest as may be necessary to reduce and maintain the sum of the outstanding balance and any outstanding letter of credit at not more than $2 million plus 80% of the daily average account receivable EZ Pay balance for a 30 day paydown period of not less than 30 consecutive days from December 1 through March 31 each year of the plan.

       	 In November 1995, the Company negotiated certain amendments to its loan covenants due to less than expected year-to-date Company performance.

                   			   THE SPORTSMAN'S GUIDE, INC.

                          				  (UNAUDITED)


Note 4:  Current Maturities of Long-Term Debt

       	 The Company is pursuing financing alternatives to refinance the existing subordinated debt of approximately $3.2 million due February 1996.

Note 5:  Stockholders' Equity

	        On April 26, 1995, the Company's stockholders authorized the Board of Directors to determine at any time prior to December 29, 1995 that the number of outstanding shares of common stock of the Company will be changed into one new share of common stock in a ratio of not less than 5 to 1 nor more than 20 to 1, or if such reverse stock split is not advisable, no further action will be taken in such regard. As of September 29, 1995, the Board of Directors of the Company has not taken any action on this proposed reverse stock split.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                     		  Liquidity and Capital Resources

The Company meets its operating cash requirements through funds generated from operations, borrowings under its revolving line of credit and subordinated debt with shareholders. Because of increasing sales and correspondingly higher levels of inventory, the Company's needs for external sources to fund working capital have increased. Effective
February 16, 1995, the Company entered into a new credit facility providing a revolving line of credit up to $15,500,000, subject to an adequate borrowing base, expiring March 1997. The revolving credit facility provides an available base amount of $5,000,000 with an additional seasonal amount of $10,500,000 available from May 1 through November 30 of each year. The revolving line of credit is secured by substantially all of the assets of the Company. As of September 29, 1995, the Company borrowed $10,770,000 against the revolving line of credit.

In October 1995, to facilitate a newly created customer installment pay plan, the Company's credit facility was amended to include in its borrowing base accounts receivable financed under the Company's EZ Pay installment plan. In November 1995, the Company negotiated certain amendments to its loan covenants due to less than expected year-to-date Company performance.

The cash flow used in operating activities for the thirteen week period ended September 29, 1995 was $947,000 compared to the cash flow provided by operating activities of $1,267,000 for the same period last year. This increase in cash flow used in operating activities was primarily a result of an increase in inventory and promotional material offset partially with an increase in accounts payable and lower earnings in 1995 as compared to same period last year. The cash flow used in operating activities for the thirty-nine week period ended September 29, 1995 was $8,846,000 compared to $5,439,000 for the same period last year. This increase in cash flow used in operating activities was largely due to the net loss in 1995 as compared to the net earnings in 1994.

The Company had a working capital deficit of $2,360,000 as of September 29, 1995 as compared to working capital of $3,952,000 as of December 30, 1994. The decrease in working capital was primarily as a result of an increase in the current maturities of subordinated long-term debt to related and other parties. The inventory level as of September 29, 1995 increased $10,108,000 from the fiscal year ended December 30, 1994. This increase was primarily due to the seasonality of the Company's business with greater sales generated during the second half of the year. In addition, the higher level of inventory was as a result of lower than expected catalog sales in the first three quarters of 1995. The notes payable-bank as of September 29, 1995 increased $10,770,000 from the fiscal year ended December 30, 1994. This increase was primarily due to the higher level of inventory and lower earnings in 1995 as compared to 1994.

The Company is actively pursuing financing alternatives to refinance the existing subordinated debt of approximately $3.2 million due February 1996. The Company believes it will have sufficient funds available to meet current and future commitments.

                     			     Results of Operations


Comparison of the thirteen and thirty-nine week periods ended
-------------------------------------------------------------
September 29, 1995, to the thirteen and thirty-nine week periods
----------------------------------------------------------------
ended September 30, 1994
------------------------

The Company's sales for the thirteen week period ended September 29, 1995, decreased $810,000 or 3% from the same period last year. The Company's sales for the thirty-nine week period ended September 29, 1995, increased $5,155,000 or 8% from the same period last year. The decrease in sales for the thirteen week period ended September 29, 1995 is attributable to lower than anticipated customer response partially caused by several catalog mailings being delivered late to the customers' homes. Sales for the thirteen week period ended September 29, 1995, were down from the same period last year despite an increase in mailings primarily from new specialty catalog editions. The increase in sales for the thirty-nine week period ended September 29, 1995, is attributable to a planned increase in catalog mailings, with a significant portion offset by lower than anticipated customer demand. The sales results for the thirteen and thirty-nine week periods reflect a softness in consumer demand within the mail order industry and retailing in general.

Gross profit for the thirteen and thirty-nine week periods ended
September 29, 1995, was 33.6% and 34.2% of sales, respectively, compared to 34.2% and 31.9% of sales, respectively, for the same periods last year.
When comparing to the same period last year, the decrease in the gross profit as a percent of sales, for the thirteen week period, was primarily due to lower retail product margins in the ammunition category. The increase in the gross profit as a percent of sales, for the thirty-nine week period, was primarily due to reduced shipping costs of outgoing parcels to customers, an increase in the shipping and handling charges to the customer and improved retail product margins primarily in the footwear category.

Selling, general and administrative expenses for the thirteen week period ended September 29, 1995, were $9,136,000 or 37.0% of sales compared to $7,822,000 or 30.7% of sales for the same period last year. Selling, general and administrative expenses for the thirty-nine week period ended September 29, 1995, were $24,377,000 or 36.9% of sales compared to $17,881,000 or 29.4% of sales for the same period last year. The increase in the dollar spending level, for the thirteen week and thirty-nine week periods ended September 29, 1995, was due to higher catalog costs with the planned increase in catalog circulation. The increase as a percent of sales was primarily due to lower customer response on the catalogs partially caused by several catalog mailings being delivered late to the customers' homes.

Interest expense for the thirteen and thirty-nine week periods ended September 29, 1995, was $332,000 and $720,000, respectively as compared to $223,000 and $421,000 for the same periods last year. The increase was primarily due to interest on the revolving line of credit to finance the increased inventory level and the net losses from operations.

Income tax benefit for the thirteen and thirty-nine week periods ended September 29, 1995, was $406,000 and $756,000, respectively. The income tax benefit for the periods ended September 29, 1995 represents recoverable income taxes from the prior year and expected tax benefits to be realized in the fourth quarter of 1995. In 1994, the Company utilized net operating loss carryforwards to offset any income tax charges.

Comparison of the thirteen and thirty-nine week periods ended
-------------------------------------------------------------
September 29, 1995, to the thirteen and thirty-nine week periods
----------------------------------------------------------------
ended September 30, 1994
------------------------

As a result of the above, the net losses for the thirteen and thirty-nine week periods ended September 29, 1995, were ($771,000) and ($1,727,000), respectively, as compared to net earnings of $614,000 and $1,024,000, respectively, for the same periods last year.

                           				    SIGNATURES
                            			    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   					THE SPORTSMAN'S GUIDE, INC.


Date:  November 10, 1995                BY:/s/ Charles B. Lingen
                                    				   ---------------------
                                   					   Charles B. Lingen
                                   					   Vice President Finance/CFO