Form 10-Q/A
period 1995-06-30
SPORTSMANS GUIDE INC
filed 1995-11-22
CIK 791450

				UNITED STATES

		     SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C. 20549

				  FORM 10-Q/A
				 AMMENDMENT #2

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY FISCAL PERIOD ENDED JUNE 30,1995, OR



_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.  FOR THE
	TRANSITION PERIOD FROM

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


As of August 4, 1995 there were 23,335,833 shares of the registrant's Common Stock outstanding.

			       EXHIBIT INDEX

EXHIBIT                                               METHOD OF FILING
--------                                        -----------------------------
    27.        Financial Data Schedules         Filed herewith electronically


				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						THE SPORTSMAN'S GUIDE, INC.





Date:  November 21, 1995                       BY:/s/ Charles B. Lingen
						  --------------------------
						  Charles B. Lingen
						  Vice President Finance/CFO