Form 10-Q/A
period 1995-09-29
SPORTSMANS GUIDE INC
filed 1995-11-22
CIK 791450

				UNITED STATES

		      SECURITIES AND EXCHANGE COMMISSION

			   Washington, D.C. 20549

			       FORM 10-Q/A
			       AMENDMENT #1

(Mark One)

  x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934. FOR THE QUARTERLY FISCAL PERIOD ENDED SEPTEMBER 29, 1995, OR


	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM
	____________ TO ____________.


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


					     THE SPORTSMAN'S GUIDE, INC.


Date:  November 21, 1995                        BY:/s/Charles B. Lingen
                                          						   -------------------------
						                                             Charles B. Lingen

						   Vice President Finance/CFO