Form 10-K405
period 1995-12-29
SPORTSMANS GUIDE INC
filed 1996-03-28
CIK 791450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (Fee Required). For the fiscal year ended December 29, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT   OF  1934   (No  Fee   Required).  For   the  transition   period  from
                       to                    .

                         Commission file number 015767

                            ------------------------

                          THE SPORTSMAN'S GUIDE, INC.
             (Exact name of registrant as specified in its charter)

         MINNESOTA                  41-1293081
(State or other jurisdiction     (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

                411 FARWELL AVE., SO. ST. PAUL, MINNESOTA 55075
                    (Address of principal executive offices)

                                 (612) 451-3030
              (Registrant's telephone number, including area code)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                (TITLE OF CLASS)
                     Common Stock, par value $.01 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 19, 1996, the aggregate market value of the registrant's Common Stock held by nonaffiliates was approximately $1,189,788 based on the average bid and asked price of the Common Stock on such date.

    As of March 19, 1996, there were 23,335,833 shares of the registrant's Common Stock outstanding.

    Exhibit index appears at page 33.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    The Sportsman's Guide, Inc. (the "Company") is engaged in the retail mail order catalog business, featuring merchandise for people who enjoy the outdoors, for handymen/do-it-your-selfers, and for anyone who appreciates high-value, high-quality items for everyday use. The Company's merchandise is marketed via monthly and specialty titles of The Sportman's Guide's catalog. The Company had 1995 sales of $101.8 million. The Sportman's Guide has had over 3.3 million customers in its recent operating history of which 1.1 million purchased from the Company's catalogs within the last twelve months. The typical Sportsman's Guide customer is a 30-50 year old male who has an interest in hunting, shooting, fishing, camping or the outdoors in general. The average customer has a mean household income of $45,000 and many are located in smaller towns or rural areas. The Company also has a small retail outlet store from which it sells discontinued, overstocked and regular catalog merchandise.

    The Company was incorporated under the laws of the State of Minnesota on March 25, 1977, as The Olen Company, Inc. At that time the Company acquired the business and assets of The Olen Company, a sole proprietorship owned by Gary Olen, an officer, director and shareholder of the Company. In March 1986, the Company changed its name to The Sportsman's Guide, Inc.

    On January 25, 1996, the Company announced that it had entered into a letter of intent to merge with VISTA 2000, Inc. On March 8, 1996, the Company entered into an Agreement and Plan of Merger with VISTA Acquisition Subsidiary, Inc. and VISTA 2000, Inc. Pursuant to the terms of the agreement, the Company will merge with and into VISTA Acquisition Subsidiary, Inc. and become a wholly-owned operating subsidiary of VISTA 2000, Inc. ("VISTA") (see Note L of Notes to Financial Statements).

MERCHANDISING

    Through its catalogs, the Company offers for sale a variety of merchandise, primarily for the individual hunter, collector, shooter and outdoorsman. These items include hunting and general apparel, footwear, hunting and shooting accessories, ammunition, knives and accessories, general merchandise, collectibles and a variety of gift items.

    Although the Company does not manufacture any of its products, a small percentage of the items in the catalogs are custom-designed by the Company, including T-shirts and sweatshirts, hunting apparel, knives, patches, shirts and other hunting accessories. Some of the Company's products are sold under the Company's private label.

    During fiscal years 1993, 1994 and 1995, no class of similar products contributed more than 10 percent of the Company's total sales.

SUPPLIERS

    The Company purchases its merchandise from a wide variety of suppliers. Generally, the Company purchases all of its product needs for a given item from one vendor. No single supplier accounted for more than 10 percent of the Company's purchases during 1995. The Company believes that alternative sources are available for most of its merchandise.

    The Company primarily uses one printer to print and mail its catalogs. The Company is not dependent upon this printer to perform these functions and has used other companies for this purpose during 1995 and prior years.

MARKETING

    Prior to 1987, the Company published one catalog per year, offering primarily hunting equipment and apparel. In January of 1987, the Company began, on a test basis, publication and distribution of a Spring/Summer catalog featuring a wide range of outdoor equipment, in addition to the hunting equipment and apparel catalog. The Company has continued to increase its annual catalog publications, with ten editions published in 1993, thirteen editions in 1994 and 23 editions in 1995. Publications during 1995 consisted of 12 monthly editions complimented by 11 specialty titles targeting ammunition, military surplus and hunting apparel consumers.

    The Company mailed approximately 54 million catalogs to existing and prospective customers during 1995, a 38 percent increase over 1994. The marketing activities are centered around two primary programs: new customer acquisition and existing customer programs.

    The Company's customer acquisition programs are designed to identify and capture new customers that fit its customer profile, and once acquired, maximize the long-term profit potential from those customers. The primary sources of prospective customers are rented mailing lists from over sixty different direct marketing companies and over forty periodicals. In 1995, new customers accounted for approximately 27 percent of the Company's sales.

    With ongoing refinements in the Company's approach to merchandising and marketing, the frequency and quantity of mailings to the top segments of the existing customer list have increased which in turn have provided significant sales growth over the last five years. Demographic and regression analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary modeling, are performed to assist in merchandising and customer targeting.

    The Company introduced several new marketing programs during 1995 including a Buyer's Club and an installment payment plan. Customers can purchase a membership in the Buyer's Club for a $29.99 annual fee and receive merchandise discounts of ten percent on regularly priced items and five percent on sale items and special buys. All customers with orders of $50 or more can utilize the Company's E-Z Pay Plan consisting of a 25% down payment with three payments of equal amounts in 30 day increments.

    As a part of its marketing approach, the Company maintains a liberal policy of making refunds or exchanges for all merchandise returned by customers for any reason. The Company places no time limitation on this return policy. Returned merchandise is restocked, sold in the retail outlet, returned to the supplier or scrapped.

ORDER PROCESSING AND FULFILLMENT

    Processing of customer orders is coordinated and handled by the Company's on-line order entry system. Approximately 66 percent of the customer orders are placed through the Company's toll-free telephone lines which are staffed 24 hours per day, seven days per week. The Company's telemarketing department is staffed with individuals who are familiar with the products offered in the catalogs, and can offer assistance to customers on availability, color, size, etc. Telemarketers use a scripted catalog sales system, and enter orders directly into the Company's on-line computer system. The remainder of the Company's sales are primarily received through the mail or fax. Mail orders are payment verified, batched and processed through the order entry system. Customers can pay for their orders by any combination of check or credit card. Charges are not billed to customer credit cards until the orders are ready for shipment.

    The Company promises next business day shipping on orders received by 7 p.m. for in-stock merchandise. Virtually all of the Company's merchandise is stocked at, and shipped from, its facility in South St. Paul, Minnesota, although a small percentage of merchandise is drop-shipped directly to the customer by specific vendors. The Company primarily utilizes the United Parcel Service and United States Postal Service for shipment of its merchandise to its customers. When cost effective the Company utilizes a consolidating shipper for delivery to the United States Postal Service.

COMPETITION

    The direct marketing industry includes a wide variety of specialty and general merchandise retailers in a highly competitive and fragmented business environment. The Company sells its products to customers in all fifty states and competes in the purchase and sale of merchandise with all retailers. The Company believes that no direct competitor offers as comprehensive a selection of products at lower prices. However, there are other mail order catalogs as well as discount retailers that offer similar products to those found in The Sportsman's Guide catalog. Other outdoor/hunting catalogs include Gander Mountain, Bass Pro Shops and Cabela's. None of these catalogs focus directly on the value-oriented, outdoorsman niche but rather compete with The Sportsman's Guide only in certain product categories. Discount retailers, such as Wal-Mart and K-Mart, offer selected similar products to those found in the Company's catalogs but generally at equal or higher prices.

    The Company competes by emphasizing the following:

    - Concentration on high quality products sold at low prices, including manufacturers' close-outs, military surplus and unusual or hard-to-find products which provide value to the customers.

    - Creative and expansive use of art and copy where each product is extensively described with humorous call-outs and photo captions, photos and caricatures. Copy is written in the first person from Gary Olen, the President of the Company, to the reader. The catalog is perceived by customers as having entertainment value and is positioned as "The Fun-to-Read Catalog-TM-".

    - Each product is hand-picked and field tested by Company associates to insure its quality, functionality, proper sizing, etc. and therefore its ultimate appeal to the customers.

    - Strong emphasis on customer service exists by keeping most items in stock, allowing a guaranteed return policy, personally replying to complaints, and providing courteous and prompt service and delivery times.

    - Toll-free telephone and fax ordering and toll-free customer service lines are provided for customer use.

SEASONALITY

    The majority of the Company's sales historically occur during the third and fourth fiscal quarters. The seasonal nature of the Company's business is due to the catalog's focus on hunting/shooting merchandise and related accessories for the fall and holiday seasons. The following table illustrates the seasonal trends in the Company's sales for the fiscal years ended December 29, 1995, December 30, 1994, and December 31, 1993.

                                                                                PERCENT OF TOTAL
SIX MONTHS ENDED                                                                  ANNUAL SALES
------------------------------------------------------------------------------  -----------------
June 1993.....................................................................            30%
December 1993.................................................................            70%
June 1994.....................................................................            37%
December 1994.................................................................            63%
June 1995.....................................................................            41%
December 1995.................................................................            59%

    As the chart illustrates, the Company's efforts to reduce seasonality while increasing sales volume have been successful.

SERVICE MARK

    The Company believes that its service marks, "The Sportsman's Guide" and "The Fun-to-Read Catalog" are of significant value and has registered the service marks with the United States Patent and Trademark Office and with the appropriate agencies in Canada. If continuously used and registered, United States service marks may be used exclusively by the owner for an indefinite period.

EMPLOYEES

    As of December 29, 1995, the Company had approximately 750 Associates.

REGULATION

    The Company is subject to federal, state and local laws and regulations which affect its catalog mail order operations. Federal Trade Commission regulations, in general, govern the manner in which orders may be solicited, the information which must be provided to prospective customers, the time in which orders must be shipped, obligations to customers if orders are not shipped within the time promised, and the time in which refunds must be paid if the ordered merchandise is unavailable or if it is returned.

    The Federal Trade Commission has also established guidelines for advertising and labeling many of the products sold by the Company. The Company is also subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, charging and collecting state sales or use tax and product safety/restrictions.

ITEM 2.  PROPERTIES

    The Company's offices, warehouse and distribution facilities are located at 411 Farwell Avenue, South St. Paul, Minnesota. The Company currently leases approximately 338,000 square feet under a triple net lease expiring October, 1998. All of the Company's operations are located at this facility. The Company believes its present facilities will be sufficient for its current operating plan.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any pending legal proceedings other than routine litigation which is incidental to its business and which is not material in nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The   Company's  common  stock   is  traded  in   the  Minneapolis-St.  Paul
over-the-counter market.

    The following table sets forth the quarterly high and low bid prices for the Company's Common Stock for the past two fiscal years as reported by Metro Data Company, a Minneapolis computer service bureau that collects quotations from local market makers. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                                     HIGH          LOW
                                                                                    -----         -----
1995
Fourth Quarter.................................................................           5/16          3/32
Third Quarter..................................................................           1/2           5/16
Second Quarter.................................................................           11/16          1/4
First Quarter..................................................................          1              9/16
1994
Fourth Quarter.................................................................         1 1/8           11/16
Third Quarter..................................................................           9/16          1/2
Second Quarter.................................................................           5/8           1/2
First Quarter..................................................................           5/8           5/16

HOLDERS

    At March 19, 1996, there were approximately 300 holders of record of the Company's Common Stock. This number does not include persons whose shares are held in "street" or nominee name.

DIVIDENDS

    The Company neither declared nor paid any cash dividends to holders of its Common Stock during the fiscal years ended December 29, 1995, and December 30, 1994. The Company currently intends to retain all earnings for use in its business for the forseeable future. The Company is prohibited from paying and declaring dividends under the terms of its revolving loan agreement.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial information with respect to the Company's five most recent fiscal years. This selected financial information should be read in conjunction with the Company's Financial Statements included in this report.

                                                                  FISCAL YEARS ENDED (2)
                                            -------------------------------------------------------------------
                                            DECEMBER 29,  DECEMBER 30,  DECEMBER 31,  JANUARY 1,   DECEMBER 27,
                                                1995          1994          1993         1993          1991
                                            ------------  ------------  ------------  -----------  ------------
                                                            IN THOUSANDS, EXCEPT PER SHARE DATA
STATEMENT OF
 OPERATIONS DATA
Sales.....................................   $  101,832    $   96,398    $   60,191    $  38,162    $   23,431
Earnings (loss) from operations...........       (1,229)        3,732           (26)         592           304
Net earnings (loss).......................       (1,744)        2,722          (478)         511           212
Net earnings (loss) per common share:
  Primary.................................         (.07)          .11          (.02)         .02           .01
  Fully Diluted...........................         (.07)          .10          (.02)         .02           .01
Weighted average number of shares
 outstanding:
  Primary.................................       23,336        25,882        23,333       23,333        23,333
  Fully Diluted...........................       23,336        26,997        23,333       23,333        23,333
BALANCE SHEET DATA
Total assets..............................   $   23,709    $   21,179    $   14,546    $   8,623    $    5,237
Long-term obligations excluding trade
 creditors' obligation (1)................          287         3,873         1,900          912           935
Trade creditors' obligation (1)...........       --                74           635          635           850
Stockholders' equity......................        1,548         3,292           570        1,048           537

------------------------
(1) See Note B of Notes to Financial Statements for discussion of bankruptcy settlement.

(2) The Company operates on a 52 or 53 week fiscal year ending the Friday nearest December 31. All of the above fiscal years consisted of 52 weeks except fiscal year ended January 1, 1993 which consisted of 53 weeks.

    Reclassifications have been made to prior years' information to conform to current year's presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    1995 COMPARED TO 1994

    The Company's net sales in fiscal 1995 were $101,832,000 compared to $96,398,000 in 1994, an increase of approximately 6 percent. The increase in sales was a result of a 38 percent increase in total catalog mailings offset, for the most part, by lower than anticipated customer demand. The Company continues to increase its annual catalog publications, with twenty-three editions published in 1995 as compared with thirteen editions in 1994. The lower than anticipated customer demand was partially caused by several catalog mailings being delivered late to the customers' homes. Management has implemented controls to ensure timely catalog mailing during 1996.

    Gross profit in 1995 increased $2,664,000, or 8 percent compared to fiscal 1994, primarily reflecting the increased sales volume. The gross profit as a percentage of sales increased to 34.1 percent from 33.2 percent in fiscal 1994. The majority of the increase in the gross profit percentage was a result of the Company increasing shipping and handling charges on outgoing parcels to its customers. In the aggregate, retail product margins, as a percentage of sales, were virtually unchanged from the prior year.

    Selling, general and administrative expenses were $35,924,000 or 35.3 percent of sales in 1995 compared to $28,299,000 or 29.4 percent of sales in 1994. The increase in dollars was primarily due to the higher catalog mailings and higher equipment and building rent as well as increased depreciation, all of which were spent to increase the capacity of the computer system, telephone switch and warehouse. The increase as a percent of sales was primarily due to lower than anticipated customer response on virtually all catalogs along with higher postage and paper costs. Virtually the entire mail order industry and retailing in general experienced softness in consumer demand. The Company's plan for 1996 includes improvement to selling, general and administrative expenses as a percentage of sales by eliminating mailings to lower quality customer segments thereby improving response rates.

    As a result of the above, the Company incurred a loss from operations of $1,229,000 in fiscal 1995.

    Interest expense for 1995 was $943,000 compared to $582,000 in 1994. The increase of $361,000 was primarily attributable to higher daily bank borrowings as a result of higher inventory throughout the year.

    Income tax benefits for fiscal 1995 were $355,000 as compared to an income tax expense of $385,000 in 1994. The Company's effective tax rate for 1995 and 1994 was 16.9 percent and 12.4 percent, respectively. At December 29, 1995, the Company has net operating loss carryforwards of $3,756,000 that may be utilized in future years.

    As a result of the aforementioned, the net loss for fiscal 1995 was $1,744,000 as compared to net earnings of $2,722,000 for fiscal 1994. The net loss per common share in 1995 was 7 cents, compared to net earnings per common share of 11 cents in 1994.

    1994 COMPARED TO 1993

    The Company's net sales in fiscal 1994 were $96,398,000 compared to $60,191,000 in 1993, an increase of approximately 60 percent. The increase in sales was primarily due to a planned 75% increase in total catalog mailings offset somewhat by a decrease in the average customer response rates. The Company continues to increase its annual catalog publications, with thirteen editions published in 1994 as compared with ten editions in 1993.

    Gross profit in 1994 increased $14,257,000, or 80 percent compared to fiscal 1993, primarily reflecting the increased sales volume. The gross profit as a percentage of sales increased to 33.2 percent from 29.5 percent in fiscal 1993. Most of the increase in the gross profit percentage was a result of the Company reducing its shipping costs of outgoing parcels to customers. Retail product margins, as a percentage of sales, were virtually unchanged from the 1993 level.

    Selling, general and administrative expenses were $28,299,000 or 29.4 percent of sales in 1994 compared to $17,800,000 or 29.6 percent of sales in 1993. The increase in dollars was due primarily to the higher catalog mailings and increased order fulfillment costs associated with the higher sales volume. The decrease as a percent of sales was due principally to increased productivity on catalogs mailed and improved leverage of labor and other overhead expenses to the sales volume increase.

    As a result of the above, earnings from operations in 1994 were $3,732,000 or 3.9 percent of sales compared to a loss from operations of $26,000 for the prior year.

    Interest expense for 1994 was $582,000 compared to $437,000 in 1993. The increase of $145,000 was attributable primarily to the private placement of $2,500,000 of subordinated debt.

    Income tax expense for 1994 increased by $385,000 over 1993. The Company's effective tax rate for 1994 was 12.4 percent. The Company utilized net operating loss carryforwards of approximately $1,465,000 during the year ended December 31, 1994.

    As a result of the aforementioned items, net earnings for fiscal 1994 increased to $2,722,000 from a loss of $478,000 in fiscal 1993. Net earnings per common share increased to 11 cents in 1994 from a loss of 2 cents in 1993.

LIQUIDITY AND CAPITAL RESOURCES

    The Company meets its operating cash requirements through funds generated from operations, borrowings under its revolving line of credit and subordinated debt with shareholders and other investors. In February 1995, the Company entered  into  a credit  facility providing  a  revolving line  of credit  up to
$15,500,000, subject to an adequate borrowing base, expiring March 1997. The revolving credit facility provided an available base of $5,000,000 with an additional seasonal amount of $10,500,000 available from May 1 through November 30 of each year. The availability of funds under the facility is subject to the principal balance and commercial letter of credit total being paid down to $2 million, plus 80% of credit card receivables under installment plan, and remaining at this level for not less than 30 consecutive days between December 1 and March 31 each year. To facilitate a newly created customer installment pay plan, the Company's credit facility was amended in October 1995 to include in its borrowing base accounts receivable financed under the Company's E-Z Pay installment plan. As of December 29, 1995, the Company was in technical violation of certain financial covenants, which have subsequently been waived by the bank. In February 1996, the credit facility was amended and capped at the low season availability of $5,000,000. The bank also required certain conditions, including receipt by the Company of $1.7 million in additional equity or debt subordinated to the bank and the extension of current subordinated debt of the Company. Subsequent to execution of the Merger Agreement with VISTA (see Note L of Notes to Financial Statements), the bank tentatively agreed, subject to internal bank approvals, to modify its conditions by waiving the requirement for the $1.7 million equity infusion and increasing the credit facility to $7.0 million through June 30, 1996, upon the deposit of $2.0 million of collateral by VISTA with the bank prior to April 15, 1996. Management believes that the amended credit facility will provide sufficient operating funds through June 1996. Management further believes that it can obtain alternative financing, although at a higher cost of capital, in the event the merger with VISTA is not consummated. As of December 29, 1995, the outstanding borrowings against the line of credit were $965,000. The revolving credit facility is secured by substantially all of the assets of the Company.

    The Company provided $1,276,000 of cash from operations during 1995 compared to utilizing $125,000 of cash during 1994. The net increase of $1,401,000 in cash from operations resulted primarily from an increase in accounts payable of $2,664,000 and in the bank overdraft position of $1,619,000. Other items affecting working capital were an increase in accounts receivable of $1,446,000 and an increase in inventory of $637,000. The increase in accounts payable was primarily the result of negotiating special arrangements with major suppliers to extend payment terms in order to achieve the annual credit facility pay down as of January 5, 1996. The increase in accounts receivable is primarily as a result of the newly created E-Z Pay installment program whereby the Company finances customers' purchases over three months. The increase in inventory is largely due to softer retail demand than planned and certain volume purchases to obtain favorable pricing. The changes in working capital reduced the Company's current ratio to .89:1.00 at December 29, 1995 compared to 1.28:1.00 at December 30, 1994. A significant item affecting the Company's current ratio was the current maturity of the Company's subordinated debt of $3,414,000 due February 16, 1996. At December 30, 1994 the subordinated debt was classified as long-term. Excluding the subordinated debt, the Company has a current ratio of 1.05:1.00 at December 29, 1995. Because of bank requirements with regard to the amended credit facility, as discussed above, the Company has not paid the subordinated debt when due. The Company has obtained extensions from the holders of such debt (see Note G of Notes to Financial Statements). The subordinated debt will be paid in full pursuant to the terms of the merger with VISTA (see Note L of Notes to Financial Statements) or extended or replaced if the merger is not finalized. Any further extension or replacement of the subordinated debt may result in a higher cost of capital or require the issuance of additional equity to such subordinated debt holders.

    The Company's utilization of cash for investment activities of $1,775,000 in 1995 was $260,000 lower than the 1994 utilization of cash. Investment activities during fiscal 1995 consisted of capital expenditures including projects to develop computer software systems and enhance warehouse operations in terms of efficiencies and capacity. During the fourth quarter of 1994, the Company began a multi-year project of replacing and enhancing its operational and management information system. During 1996, the Company plans to continue the system development plan with an additional $900,000 of capital spending which will be funded from operations.

    During 1994, the Company entered into a three year operating lease commitment for additional computer hardware with an equipment value of approximately $600,000 to enhance system capability and facilitate future growth. During 1995, this lease was extended an additional twelve months to match the Company's revised growth plans. In February 1995, the Company entered into a lease for an additional 95,000 square feet of contiguous warehouse space and also entered into a forty-eight month lease for a telecommunication system with an equipment value of approximately $1,000,000.

    The Company entered into a three year agreement for long distance telephone service with minimum purchase commitments of $1.4 million, $1.4 million and $1.6 million, for 1995, 1996 and 1997, respectively. The Company will realize cash rebates of approximately $500,000 during the first half of 1996 relating to the three year contract.

    The Company believes it will have sufficient funds available to meet current and future commitments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and schedules relating to the Company are included herein:

    Financial Statements:

                                                                                            PAGE
                                                                                            -----
Report of Independent Certified Public Accountants.....................................          11
Balance Sheets as of December 29, 1995 and December 30, 1994...........................          12
Statements of Operations for the fiscal years ended December 29, 1995, December 30,
 1994 and December 31, 1993............................................................          13
Statements of Changes in Stockholders' Equity for the fiscal years ended December 29,
 1995, December 30, 1994 and December 31, 1993.........................................          14
Statements of Cash Flows for the fiscal years ended December 29, 1995, December 30,
 1994 and December 31, 1993............................................................          15
Notes to Financial Statements..........................................................          16
Financial Statement Schedules:
Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended December
 29, 1995, December 30, 1994 and December 31, 1993.....................................          25

                          [GRANT THORNTON LETTERHEAD]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
The Sportsman's Guide, Inc.

    We have audited the accompanying balance sheets of The Sportsman's Guide, Inc. (a Minnesota corporation) as of December 29, 1995 and December 30, 1994 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman's Guide, Inc. as of December 29, 1995 and December 30, 1994, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 1995 in conformity with generally accepted accounting principles.

    We have also audited Schedule II for each of the three fiscal years in the period ended December 29, 1995. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ Grant Thornton LLP

Minneapolis, Minnesota
January 29, 1996 (except for Notes F, G and L, as to which the date is March 22, 1996)

                          THE SPORTSMAN'S GUIDE, INC.

                                 BALANCE SHEETS

                                                                                       DECEMBER 29,  DECEMBER 30,
                                                                                           1995          1994
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
                                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................................................   $       --    $      653
  Accounts receivable................................................................        2,231           785
  Inventory..........................................................................       14,208        13,571
  Prepaid expenses...................................................................          858           727
  Promotional material...............................................................        2,114         2,155
                                                                                       ------------  ------------
    Total current assets.............................................................       19,411        17,891
PROPERTY AND EQUIPMENT -- NET........................................................        4,298         3,288
                                                                                       ------------  ------------
    Total assets.....................................................................   $   23,709    $   21,179
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft position............................................................   $    1,619    $       --
  Notes payable -- bank..............................................................          965            --
  Current maturities of long-term debt
    Related parties..................................................................        2,095           150
    Other............................................................................        1,368           314
  Trade creditors' obligation........................................................           --           561
  Accounts payable...................................................................       13,554        10,890
  Accrued expenses...................................................................          794         1,044
  Customer deposits and other liabilities............................................        1,479           981
                                                                                       ------------  ------------
    Total current liabilities........................................................       21,874        13,940
LONG-TERM OBLIGATIONS
  Long-term debt
    Related parties..................................................................           --         2,095
    Other............................................................................          220         1,678
  Other long-term obligations........................................................           67           174
                                                                                       ------------  ------------
    Total long-term obligations......................................................          287         3,947
                                                                                       ------------  ------------
    Total liabilities................................................................       22,161        17,887
COMMITMENTS AND CONTINGENCIES........................................................           --            --
STOCKHOLDERS' EQUITY
  Series A Preferred Stock -- $.01 par value; 200,000 shares authorized, issued and
   outstanding.......................................................................            2             2
  Common Stock -- $.01 par value; 36,800,000 shares authorized; 23,335,833 shares
   issued and outstanding............................................................          233           233
  Additional paid-in capital.........................................................        2,138         2,138
  Accumulated earnings (deficit).....................................................         (825)          919
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................        1,548         3,292
                                                                                       ------------  ------------
    Total liabilities and stockholders' equity.......................................   $   23,709    $   21,179
                                                                                       ------------  ------------
                                                                                       ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF OPERATIONS

                                                                                   FISCAL YEARS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 29,  DECEMBER 30,  DECEMBER 31,
                                                                            1995          1994          1993
                                                                        ------------  ------------  ------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.................................................................   $  101,832    $   96,398    $   60,191
Cost of sales.........................................................       67,137        64,367        42,417
                                                                        ------------  ------------  ------------
  Gross profit........................................................       34,695        32,031        17,774
Selling, general and administrative expenses..........................       35,924        28,299        17,800
                                                                        ------------  ------------  ------------
  Earnings (loss) from operations.....................................       (1,229)        3,732           (26)
Interest expense......................................................         (943)         (582)         (437)
Miscellaneous income (expense)........................................           73           (43)          (15)
                                                                        ------------  ------------  ------------
  Earnings (loss) before income taxes.................................       (2,099)        3,107          (478)
Income tax benefit (expense)..........................................          355          (385)           --
                                                                        ------------  ------------  ------------
  Net earnings (loss).................................................   $   (1,744)   $    2,722    $     (478)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Net earnings (loss) per common share:
  Primary.............................................................   $     (.07)   $      .11    $     (.02)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
  Fully Diluted.......................................................   $     (.07)   $      .10    $     (.02)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Weighted average common shares and common share equivalents
 outstanding:
  Primary.............................................................       23,336        25,882        23,333
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
  Fully Diluted.......................................................       23,336        26,997        23,333
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     FISCAL YEARS ENDED DECEMBER 29, 1995,
                    DECEMBER 30, 1994 AND DECEMBER 31, 1993

                                                        PREFERRED STOCK             COMMON STOCK       ADDITIONAL   ACCUMULATED
                                                   --------------------------  ----------------------    PAID-IN      EARNINGS
                                                     SHARES        AMOUNT       SHARES      AMOUNT       CAPITAL     (DEFICIT)
                                                   -----------  -------------  ---------  -----------  -----------  ------------
                                                                                  (IN THOUSANDS)
January 1, 1993..................................         200     $       2       23,333   $     233    $   2,138    $   (1,325)
  Net loss.......................................          --            --           --          --           --          (478)
                                                                         --
                                                          ---                  ---------       -----   -----------  ------------
December 31, 1993................................         200             2       23,333         233        2,138        (1,803)
  Exercise of stock options......................          --            --            3          --           --            --
  Net earnings...................................          --            --           --          --           --         2,722
                                                                         --
                                                          ---                  ---------       -----   -----------  ------------
December 30, 1994................................         200             2       23,336         233        2,138           919
  Net loss.......................................          --            --           --          --           --        (1,744)
                                                                         --
                                                          ---                  ---------       -----   -----------  ------------
December 29, 1995................................         200     $       2       23,336   $     233    $   2,138    $     (825)
                                                                         --
                                                                         --
                                                          ---                  ---------       -----   -----------  ------------
                                                          ---                  ---------       -----   -----------  ------------

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEARS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 29,  DECEMBER 30,  DECEMBER 31,
                                                                            1995          1994          1993
                                                                        ------------  ------------  ------------
                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).................................................   $   (1,744)   $    2,722    $     (478)
  Adjustments to reconcile net earnings (loss) to cash provided by
   (used in) operating activities:
    Depreciation and amortization.....................................          708           455           209
    Deferred income taxes expense (benefit)...........................         (290)          290            --
    Gain on bankruptcy settlement.....................................          (74)           --            --
    Other.............................................................           36            94           111
    Changes in assets and liabilities:
      Accounts receivable.............................................       (1,446)         (521)          (44)
      Inventory.......................................................         (637)       (3,419)       (3,320)
      Prepaid expenses................................................         (131)         (594)          (50)
      Promotional material............................................           41          (688)         (573)
      Bank overdraft position.........................................        1,619            --            --
      Accounts payable................................................        2,664         1,979         4,193
      Accrued expenses................................................         (249)          636           268
      Customer deposits and other liabilities.........................          779        (1,079)          804
                                                                        ------------  ------------  ------------
        Cash flows provided by (used in) operating activities.........        1,276          (125)        1,120
Cash flows from investing activities:
  Purchases of property and equipment.................................       (1,911)       (2,063)       (1,226)
  Proceeds from sale of property and equipment........................          136            28            19
                                                                        ------------  ------------  ------------
        Cash flows used in investing activities.......................       (1,775)       (2,035)       (1,207)
Cash flows from financing activities:
  Gross borrowings under line of credit...............................       37,095        20,170         7,900
  Gross payments on line of credit....................................      (36,130)      (20,170)       (7,900)
  Payments on trade creditors' obligation.............................         (561)         (150)         (215)
  Borrowings under long-term debt.....................................           --         2,500         1,300
  Payments on long-term debt..........................................         (558)         (258)         (277)
                                                                        ------------  ------------  ------------
        Cash flows provided by (used in) financing activities.........         (154)        2,092           808
                                                                        ------------  ------------  ------------
Increase (decrease) in cash and cash equivalents......................         (653)          (68)          721
Cash and cash equivalents at beginning of year........................          653           721            --
                                                                        ------------  ------------  ------------
Cash and cash equivalents at end of year..............................   $       --    $      653    $      721
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Supplemental disclosure of cash flow information
    Cash paid during the periods for:
        Interest......................................................   $      938    $      613    $      320
        Income taxes..................................................   $      191    $       28    $        1
Supplemental disclosure of noncash investing and
 financing activities
    Fixed assets acquired under capital lease.........................   $       17    $       11    $       70
    Disposal of fixed assets acquired under capital lease.............   $       --    $       27    $       --

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  DESCRIPTION OF BUSINESS

    The Sportsman's Guide, Inc. (the "Company") is a consumer catalog marketer, offering a variety of merchandise such as apparel, footwear, hunting and shooting accessories, ammunition, knives, optics, general merchandise, collectibles, and a variety of gift items. The Company conducts its operations out of one facility in South St. Paul, Minnesota and distributes its catalogs throughout the United States.

2.  RECLASSIFICATIONS

    Certain  reclassifications  have  been   made  to  prior  years'   financial
statements to conform to the current year's presentation.

3.  REVENUE RECOGNITION

    Sales are recorded at time of shipment and provision for anticipated merchandise returns, net of exchanges, is recorded based upon historical experience. The provision charged against sales during fiscal years 1995, 1994 and 1993 was $5,230,000, $4,941,000 and $3,488,000. Reserves for returns, net of exchanges, of $177,000, $218,000 and $312,000 were recorded in accrued expenses at December 29, 1995, December 30, 1994 and December 31, 1993.

    Amounts billed to customers for shipping and handling of orders are netted against the associated costs.

    Customers can purchase memberships in the Buyer's Club for a $29.99 annual fee, and receive merchandise discounts of 10% on regularly priced items and 5% on sale items and special buys. Membership fees are deferred and recognized in income as the members place orders and receive discounts. After six months members can no longer cancel their memberships, and any remaining deferred membership fees are recognized as income.

4.  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents. The Company also considers credit card settlements in-transit as cash for reporting purposes. Chargebacks from the credit card companies are charged against operations at the time initiated by the credit card company.

5.  BANK OVERDRAFT POSITION

    As a result of maintaining a consolidated cash management system, the Company maintains overdraft positions at its primary bank. Such overdrafts are consistent with the Company's cash management strategy of utilizing the "float" on outstanding checks written. When outstanding checks exceed the bank cash balances, the bank overdraft position is included in current liabilities.

6.  ACCOUNTS RECEIVABLE

    Accounts receivable consists primarily of amounts owed for merchandise by customers utilizing the four payment installment plan, and amounts owed for list rental by other companies. The Company considers all of the accounts receivable to be fully collectible, therefore no allowance for doubtful accounts is provided. If amounts become uncollectible, they are charged to operations at the time of such determination.

7.  INVENTORY

    Inventory consists of purchased finished merchandise available for sale and is recorded at the lower of cost or market. The first-in, first-out (FIFO) method is used to determine cost for inventory.

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
8.  PROMOTIONAL MATERIAL

    The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs, which generally do not exceed four months. The ongoing cost of developing and maintaining the customer list is charged to operations as incurred.

9.  PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost less accumulated depreciation and amortization. The Company capitalizes external and incremental internal costs of developing computer software for internal use that represent major enhancements and/or replacements of operating and management systems. Depreciation and amortization is computed using the straight-line method.

10.  INCOME TAXES

    The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable items that have been recognized in the financial statements.

11.  NET EARNINGS (LOSS) PER COMMON SHARE

    Net  earnings (loss) per  common share is computed  by dividing net earnings
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. The effect of the potential exercise of outstanding options and warrants to purchase shares of common stock is calculated using the treasury stock method when dilutive.

12.  FISCAL YEAR

    The Company's fiscal year ends on the Friday nearest December 31. Fiscal years 1995, 1994 and 1993 consisted of 52 weeks.

13.  USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B -- BANKRUPTCY
    The Company's dismissal from Chapter 11 proceedings in November 1989, established a settlement obligation with certain pre-petition trade creditors. The trade creditors' obligation required the Company to pay $710,000 to settle these claims. The Company fulfilled this obligation, with the final payment made in 1994.

    As  part  of the  settlement,  the Company  also  agreed to  make additional settlement payments of up to $850,000, contingent upon the after-tax profitability of the Company during the period January 1, 1990 through December 29, 1995. Annual payments equal to 25 percent of cumulative after-tax profits in excess of predetermined levels, less all previous payments made under this agreement, were payable in April 1992 through April 1996. If total payments under this contingent obligation were less than $850,000, the difference was to be recognized as a gain.

    The cumulative after-tax profit levels were met in fiscal years 1992 and 1994, requiring the Company to pay a total of $776,000. The cumulative after-tax profit level at the end of fiscal 1995 was not met, therefore the Company recognized the remaining $74,000 as a gain in 1995.

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE C -- RELATED PARTY TRANSACTIONS
    The Company purchased approximately $175,000, $448,000 and $546,000 of inventory during fiscal years 1995, 1994 and 1993 from companies owned by a family member of an officer and a director of the Company.

    In addition, the Company purchased approximately $4,406,000, $6,700,000 and $896,000 of inventory during the fiscal years 1995, 1994 and 1993 from a company partially owned by a director of the Company.

    The Company incurred interest expense related to notes payable to related parties (see Note G) of approximately $172,000, $171,000 and $55,000 during fiscal years 1995, 1994 and 1993.

NOTE D -- PROPERTY AND EQUIPMENT
    Property and equipment consists of the following (in thousands):

                                                  DECEMBER 29,  DECEMBER 30,     ESTIMATED
                                                      1995          1994        USEFUL LIVES
                                                  ------------  -------------  --------------
Machinery, equipment and furniture..............   $    3,005     $   2,562     5 - 12 years
Equipment under capital leases..................          133           325       5 years
Leasehold improvements..........................          802           579      Lease life
Computer software...............................        1,728           570       5 years
                                                  ------------  -------------
                                                        5,668         4,036
Less accumulated depreciation and
 amortization...................................       (1,370)         (748)
                                                  ------------  -------------
                                                   $    4,298     $   3,288
                                                  ------------  -------------
                                                  ------------  -------------

NOTE E -- COMMITMENTS AND CONTINGENCIES
    The Company is a party to a number of noncancelable operating lease agreements involving building and equipment. The lease for the office and warehouse facility expires October 31, 1998 with options to renew the lease term through March 2004. In addition to the base rent, the lease requires the Company to pay its pro rata share of real estate taxes, utilities, insurance and maintenance, therefore these costs are included in future minimum lease payments.

    Future minimum lease payments at December 29, 1995 are as follows (in thousands):

1996...............................................  $   1,791
1997...............................................      1,796
1998...............................................      1,362
1999...............................................        219
2000...............................................         --
                                                     ---------
                                                     $   5,168
                                                     ---------
                                                     ---------

    Rent  expense for fiscal years 1995,  1994 and 1993 was $1,697,000, $874,000 and $338,000, respectively.

    The Company is not a party to any pending legal proceedings other than routine litigation which is incidental to its business and which is not material in nature.

    Several states, where the Company does not currently collect and remit sales and use taxes, have attempted to enact legislation that seeks to require out-of-state mail order companies to collect and remit such taxes. No assessments have been made against the Company, and, to its knowledge, none

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE E -- COMMITMENTS AND CONTINGENCIES (CONTINUED) have been threatened or are contemplated. The United States Supreme Court held such taxes place an unconstitutional burden on interstate commerce, which may only be resolved by actions of the United States Congress.

NOTE F -- REVOLVING CREDIT FACILITY
    Effective February 16, 1995, the Company entered into a new credit facility providing a revolving line of credit up to $15.5 million, subject to an adequate borrowing base, expiring March 1997. The credit facility provides an available base amount of $5.0 million with an additional seasonal amount of $10.5 million available from May 1 through November 30 of each year. The revolving line of credit is for working capital and letters of credit. Commercial letters of credit could not exceed $5.0 million at any time. Borrowings under the revolving line of credit bear interest (at the Company's option) of either LIBOR plus 2.50 percentage points, reserve adjusted CD rate plus 2.60 percentage points or the bank's prime rate. The availability of funds under the revolving line of credit was subject to the principal balance and commercial letter of credit total being paid down to $2.0 million plus 80% of credit card receivables under an installment plan and remaining at this level for not less than 30 consecutive days between December 1 through March 31 each fiscal year.

    The revolving line of credit facility is secured by substantially all of the assets of the Company. All borrowings are subject to various monthly covenants. The most restrictive covenants require minimum levels of tangible net worth, a minimum current ratio and a maximum level of total liabilities to tangible net worth.

    As of December 29, 1995, the Company was in violation of certain financial covenants, which have been waived by the bank. In February 1996, the credit facility was amended and capped at the low season availability of $5.0 million, pending the finalization of a merger with VISTA 2000, Inc. ("VISTA") (see Note
L).

    Under the terms of the amended credit agreement, commercial letters of credit cannot exceed $1.0 million at any time. Borrowings under the revolving line of credit will bear interest at the bank's prime rate increased by 2.00 percent for any month a maximum level of total liabilities to tangible net worth is exceeded.

    The amended credit agreement has revised covenants relating to the Company's financial performance. The most restrictive covenants require minimum levels of tangible net worth, a minimum current ratio, a maximum level of total liabilities to tangible net worth, minimum monthly gross profit, minimum monthly interest and operating lease coverage ratio, prohibits interest or principal payments on stockholders' debt and requires a capital infusion of $1,744,000 by March 31, 1996.

    Subsequent to execution of the Agreement and Plan of Merger with VISTA (see Note L), the bank tentatively agreed to modify its conditions by waiving the requirement for the $1,744,000 capital infusion and increasing the credit facility to $7.0 million through June 30, 1996. These changes are subject to internal bank approvals and the deposit of $2.0 million of collateral by VISTA with the bank prior to April 15, 1996. Management believes the amended credit facility will provide sufficient operating funds through June, 1996. Management further believes it can obtain alternative financing, although at a higher cost of capital, in the event the merger with VISTA is not consummated.

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE F -- REVOLVING CREDIT FACILITY (CONTINUED)
    The following is a summary of the credit facility (in thousands):

                                                                  1995       1994       1993
                                                                ---------  ---------  ---------
Balance at end of year........................................  $     965  $      --  $      --
Interest rate at year-end.....................................        9.5%      10.0%       7.5%
Maximum month-end borrowing during the year...................  $  11,720  $   6,985  $   5,860
Average daily borrowing during the year.......................  $   6,729  $   2,445  $   3,448
Weighted average interest rate during the year................        9.2%       9.3%       7.5%

NOTE G -- LONG-TERM DEBT
    Long-term debt is as follows (in thousands):

                                                                   DECEMBER 29,   DECEMBER 30,
                                                                       1995           1994
                                                                   -------------  -------------
Subordinated notes payable to stockholders, interest at 8%
 payable quarterly, principal due February 1996. Collateralized
 by the assets of the Company. (See Notes F and L)...............    $   3,247      $   3,247
Unsecured notes payable to stockholders, interest at 12% payable annually, principal due in two payments of $167 in January 1995
 and 1996. (See Notes F and L)...................................          167            333
Note payable to a governmental agency, interest at 4%, principal and interest payable annually through June 1998. Collateralized
 by machinery, equipment and furniture and fixtures..............          220            258
Note payable to a financial institution, interest at prime plus
 2% (effective rate of of 10.5% at December 30, 1994); paid in
 1995............................................................           --            122
Note payable to a former officer and stockholder, paid January
 1995............................................................           --             80
Obligations under capitalized leases.............................           49            197
                                                                   -------------  -------------
                                                                         3,683          4,237
Less current maturities..........................................        3,463            464
                                                                   -------------  -------------
                                                                     $     220      $   3,773
                                                                   -------------  -------------
                                                                   -------------  -------------

    All of the above notes payable to stockholders are subordinate to present and future financial institution borrowings (see Note F).

    During February 1996, the Company extended the maturity date of the notes payable to stockholders and the payment of accrued interest pending the merger with VISTA. The notes payable to stockholders will be paid in full pursuant to the terms of the merger agreement with VISTA (see Note L). If the merger is not consummated, management believes it can obtain further extensions or renewals for the notes payable to stockholders. Any further extension or replacement of the subordinated debt may result in a higher cost of capital or require the issuance of additional equity to such subordinated debt holders.

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE G -- LONG-TERM DEBT (CONTINUED)
    In 1993, financing was obtained from a government agency in connection with the Company's new facility lease. Annual principal payments of $30,000 plus interest are required, with the final payment of $160,000 due in June 1998. Principal of $13,000 will be forgiven each year if the Company attains certain payroll levels. In 1995 and 1994, principal of $13,000 was reduced as the required payroll level was satisfied. If the Company renews its lease in 1998, the final payment of $160,000 will be restructured to be payable over five additional years.

    Aggregate maturities of long-term debt at December 29, 1995 are as follows (in thousands):

1996...............................................  $   3,463
1997...............................................         52
1998...............................................        168
                                                     ---------
                                                     $   3,683
                                                     ---------
                                                     ---------

    Under the discounted cash flow method, the fair value of long-term debt approximates the carrying value at December 29, 1995.

NOTE H -- RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." It establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Statement provides that such assets should be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Statement is effective for fiscal years beginning after December 15, 1995. The Company has not yet evaluated the effect of this Statement on its financial statements.

    The Financial Accounting Standards Board has also issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement introduces a method of accounting to recognize compensation cost for employee stock-based compensation plans based on the fair value of awards on the date they are granted ("fair value based method"). The Statement allows entities to continue to account for stock options issued to employees under APB 25 ("intrinsic value based method"), however, they are required to disclose the pro forma net income as if the fair value based method had been used. The disclosure requirements are effective for fiscal years beginning after December 15, 1995. The disclosures must include awards granted in fiscal years beginning after December 15, 1994. The Company intends to utilize the intrinsic value based method of accounting for stock-based compensation.

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- INCOME TAXES

    The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                        1995       1994       1993
                                                                      ---------  ---------  ---------
Current
  Federal...........................................................  $     (70) $      89  $      --
  State.............................................................          5          6         --
                                                                      ---------  ---------  ---------
                                                                            (65)        95         --

Deferred
  Federal...........................................................       (290)       290         --
  State.............................................................  $      --  $      --  $      --
                                                                      ---------  ---------  ---------
                                                                           (290)       290         --
                                                                      ---------  ---------  ---------
                                                                      $    (355) $     385  $      --
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to earnings (loss) before income taxes is as follows:

                                                                 1995         1994         1993
                                                              -----------  -----------  -----------
U.S. federal statutory rate.................................      (34.0)%       34.0%       (34.0)%
Change in valuation allowance...............................       20.2        (21.7)        34.0
Other.......................................................       (3.1)          .1           --
                                                                  -----        -----        -----
                                                                  (16.9)%       12.4%          --%
                                                                  -----        -----        -----
                                                                  -----        -----        -----

    The components of the net deferred tax asset and liability at December 29, 1995 and December 30, 1994, calculated at 34% consist of (in thousands):

                                                                   DECEMBER 29,  DECEMBER 30,
                                                                       1995          1994
                                                                   ------------  ------------
Deferred tax assets:
  Inventory capitalization.......................................   $      185    $      308
  Trade creditors' obligation....................................           --            27
  Vacation accrual...............................................          100            80
  Returns reserve................................................           60            74
  Net operating loss carryforwards...............................        1,277           167
  Other..........................................................          145           106
                                                                   ------------  ------------
                                                                         1,767           762
Valuation allowance..............................................         (424)           --
                                                                   ------------  ------------
                                                                         1,343           762
Deferred tax liabilities:
  Promotional material...........................................         (671)         (684)
  Depreciation...................................................         (306)         (196)
  Prepaid expenses...............................................         (240)         (156)
  Other..........................................................         (126)          (16)
                                                                   ------------  ------------
                                                                        (1,343)       (1,052)
                                                                   ------------  ------------
Net deferred tax liability.......................................   $       --    $     (290)
                                                                   ------------  ------------
                                                                   ------------  ------------

    The Company has operating loss carryforwards of approximately $3,756,000 that expire in 2010.

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE J -- STOCKHOLDERS' EQUITY

    The Company is authorized to issue 40,000,000 shares, of which 200,000 are Series A Preferred Stock, 36,800,000 are Common Stock, and 3,000,000 are undesignated shares.

    The Company has a stock option plan (the "Plan") which authorizes the granting of options to purchase shares of the Company's common stock. The Company has reserved 350,000 shares of common stock under the Plan. Options may be granted to full-time employees of the Company, directors and consultants or independent contractors. The exercise price for incentive stock options must be at least 100% (110% in the case of incentive stock options granted to stockholders holding 10% or more of the Company's common stock) of the fair market value of the common stock on the date of the grant. Non-qualified options may be granted at any exercise price. The term of any incentive stock options granted under the Plan may not exceed ten years (five years in the case of incentive stock options granted to stockholders holding 10% or more of the Company's common stock) from the date of the grant. The term of non-qualified options may not exceed fifteen years. Options granted become exercisable ratably over a four-year period following the grant.

    Option transactions under the Plan during fiscal years 1995, 1994 and 1993 are as follows (in thousands of shares):

                                                                         NUMBER OF   OPTION PRICE
                                                                          SHARES      PER SHARE
                                                                        -----------  ------------
Outstanding at January 1, 1993........................................         140    $      .20
  Granted.............................................................         102           .25
  Canceled............................................................         (20)          .20
                                                                               ---
Outstanding at December 31, 1993......................................         222     .20 - .25
  Canceled............................................................         (75)    .20 - .25
  Exercised...........................................................          (2)          .25
                                                                               ---

Outstanding at December 30, 1994......................................         145     .20 - .25
  Canceled............................................................         (18)          .20
                                                                               ---
Outstanding at December 29, 1995......................................         127     .20 - .25
                                                                               ---
                                                                               ---

    For 1994, the Company had a Non-Qualified Stock Option Plan (the "1994 Non-qualified Plan") which authorized the granting of up to 1,000,000 options to purchase shares of the Company's common stock, contingent upon meeting certain quarterly pre-tax earnings levels. These options could be granted to the Company's executive officers and certain other employees, at the fair market value of the common stock on the date of grant. The options are exercisable as of the date of the grant and expire after three years. Under the 1994 Non-qualified Plan, the Company granted options during 1994 to purchase 300,000 shares, and in 1995 granted options to purchase 200,000 shares. The exercise price of these options ranges from $.37 to $.87 per share. In 1995, options to purchase 10,000 shares at prices ranging from $.37 to $.87 were canceled.

    For 1995, the Company had a Non-Qualified Stock Option Plan (the "1995 Non-qualified Plan") which authorized the granting of up to 1,000,000 options to purchase shares of the Company's common stock, contingent upon meeting certain annual pre-tax earnings levels. These pre-tax earnings levels were not met, therefore no options were granted under the 1995 Non-qualified Plan.

    During 1992, the Company entered into an Option Agreement granting an officer 50,000 options to purchase shares of the Company's common stock at an option price of $.25 per share. These options were exercisable at December 29, 1995 and expire in August 1997.

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE J -- STOCKHOLDERS' EQUITY (CONTINUED)
    During 1993, the Company entered into an Option Agreement granting an officer 550,000 options to purchase shares of the Company's common stock at an option price of $.25 per share. The options, which are nontransferable, may only be exercised within 6 months of the occurrence of any of the following events or they terminate: the death or permanent disability of the officer, retirement at age 62, termination of employment without cause or a public offering of the Company's stock. None of the 550,000 options were exercisable at December 29, 1995.

    In aggregate, options to purchase 646,000 shares of common stock were exercisable at December 29, 1995.

    In connection with private placements of debt in 1993 and 1994, stock warrants to purchase 3,747,000 shares of the Company's common stock were issued to the debtors. Of these stock warrants, 500,000 were issued at $.25 per share and expire in June 1998, and 3,247,000 were issued at $.1875 per share and expire in April 1999. All 3,747,000 stock warrants were exercisable at December 29, 1995.

NOTE K -- ADVERTISING EXPENSE

    Selling, general and administrative expenses include advertising expenses of $21,650,000, $15,138,000 and $10,589,000 for 1995, 1994 and 1993, respectively.

NOTE L -- SUBSEQUENT EVENTS

    Effective February 1, 1996, the Company entered into an agreement to amend its revolving credit facility (see Note F). Subsequent to execution of the Agreement and Plan of Merger with VISTA (see below), the bank tentatively agreed to increase the credit facility to $7.0 million through June 30, 1996, subject to internal bank approvals and the deposit of $2.0 million of collateral by VISTA with the bank prior to April 15, 1996.

    The Company entered into an Agreement and Plan of Merger (the "Agreement") with VISTA on March 8, 1996. Under the terms of the Agreement, the Company will be merged with and into a subsidiary of VISTA. The consummation of the merger is subject to various significant terms and conditions including, but not limited to, the Company obtaining stockholder approval, a fairness opinion acceptable to the Company and regulatory consents, approvals and/or authorizations from applicable governmental agencies.

    The terms of the Agreement provide for the Company's stockholders to receive shares of VISTA common stock based upon formulas defined in the Agreement. Stockholders owning less than 100,000 common shares will receive a cash payment, as defined in the Agreement, in lieu of shares of VISTA common stock.

    The Agreement also provides for the repayment in full of all of the subordinated notes payable to stockholders and related interests (see Note G) immediately upon closing. Concurrently with such repayment, VISTA will issue warrants to each subordinated debt holder in return for extending the maturity date of the related debt through the date of closing of the merger. The aggregate number of warrants to be issued is 300,000 pursuant to the terms of the Agreement.

    The Agreement includes various provisions for termination. Termination fees may be payable by either party depending on the nature of the termination. Under certain conditions, either party may terminate the Agreement if the closing has not occurred by May 31, 1996 unless the delay is caused solely by the failure to obtain regulatory consents, approvals and/or authorizations.

                          THE SPORTSMAN'S GUIDE, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                                                      COL. C
                                                            ---------------------------
                                                                     ADDITIONS
                                                 COL. B     ---------------------------
                                               -----------      (1)           (2)          COL. D         COL. E
                   COL. A                      BALANCE AT   CHARGED TO:   CHARGED TO:    -----------  ---------------
---------------------------------------------   BEGINNING    COSTS AND   OTHER ACCOUNTS  DEDUCTIONS     BALANCE AT
                 DESCRIPTION                    OF PERIOD    EXPENSES       DESCRIBE      DESCRIBE*    END OF PERIOD
---------------------------------------------  -----------  -----------  --------------  -----------  ---------------
Returns Reserve
  December 29, 1995..........................   $     218    $   5,230         --         $   5,271      $     177
  December 30, 1994..........................         312        4,941         --             5,035            218
  December 31, 1993..........................         175        3,488         --             3,351            312

------------------------
* Represents actual returns from customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information with respect to each director and executive officer of the Company.

    VINCENT W. SHIEL, 63, has been a director of the Company since 1990, and has extensive experience in the sporting goods industry. Dr. Shiel was elected Chairman on April 27, 1994. He previously owned a controlling interest in Gander Mountain, Inc., a Wisconsin-based catalog retail company, and served on its board of directors. Dr. Shiel is no longer a director of Gander Mountain, but he owns 19,797 shares of its outstanding stock. Gander Mountain is a competitor of the Company. Dr. Shiel owns an interest and serves as a director of National Recreational Shooting Supplies, Inc., a Mansfield, Ohio based wholesale firearms distributor. Dr. Shiel is a principal shareholder of and has served as President, director, and consultant to Outdoor Consulting, Inc., a management consulting firm, for the past eight years.

    GARY OLEN, 54, is a co-founder of the Company and served as its Executive Vice President and Secretary from its incorporation until December 31, 1993. Mr. Olen was elected President and Chief Operating Officer of the Company on January 1, 1994. Mr. Olen was elected Chief Executive Officer on April 27, 1994. Mr. Olen has been a director of the Company since its incorporation. From 1970 through 1977, Mr. Olen was employed as the Marketing Director for Fidelity File Box, Inc. From 1967 through 1970, Mr. Olen was a Merchandise Manager with C&H Distributors, a specialty mail order catalog business specializing in the sale of industrial and office equipment. From 1960 through 1967, Mr. Olen was employed in the catalog division of J.C. Penney Company. Mr. Olen was also the sole proprietor of the predecessor of the Company.

    LEONARD M. PALETZ, 61, is a co-founder of the Company and served as its Chairman, Chief Executive Officer, Treasurer and a director from the Company's incorporation in 1977 until 1994. In 1994, Mr. Paletz resigned his offices of Chairman, Chief Executive Officer and Treasurer. Mr. Paletz retired as an employee of the Company effective December 31, 1994. Mr. Paletz also served as the Company's President from its incorporation through December 31, 1993. From 1962 through 1977, Mr. Paletz was employed by Fidelity File Box, Inc. in various positions including Vice President and General

Manager. Mr. Paletz was also a director and shareholder of Fidelity File Box, which sells, through mail order catalogs, corrugated storage products, office and industrial equipment and office and industrial supplies.

    MARK F. KROGER, 42, has been a director of the Company since 1990. He is the Chairman of the Board, President, Chief Executive Officer and Treasurer of National Recreational Shooting Supplies, Inc. Mr. Kroger has served as President of National since 1986 and is a member of its board of directors. Mr. Kroger has over 21 years experience in the sporting goods industry.

    WILLIAM T. SENA, 59, has been a director of the Company since 1990. He is an investment advisor with Sena Weller Rohs Williams, Inc., a Cincinnati, Ohio investment advisory firm. Mr. Sena has been associated with the investment advisory firm and/or its predecessor since 1965. Mr. Sena is also a director of Phoenix Medical Technology, Inc.

    GREGORY BINKLEY, 47, has been a director of the Company since 1995. Mr. Binkley has been employed by the Company since February, 1994 and was elected Vice President in 1994 and Senior Vice President of Operations and Chief
Operating Officer in 1995. From 1993 to 1994, Mr. Binkley served as an independent operations consultant. From 1990 to 1993, Mr. Binkley was employed by the operations division of Fingerhut Companies, Inc., a mail-order catalog business.

    CHARLES B. LINGEN, 51, has been a director of the Company since December, 1995. Mr. Lingen has been employed by the Company since May, 1994 as its Chief Financial Officer, Vice President-Finance and Treasurer. In 1995, Mr. Lingen was elected to serve as Secretary of the Company. From 1973 to 1994, Mr. Lingen was employed by Fingerhut Companies, Inc., a mail-order catalog business.

    WILLIAM G. LUTH, 46, has been employed by the Company since June, 1995 and was elected Vice President-Marketing in December, 1995. Mr. Luth has numerous years experience in the direct marketing industry, including being employed by Fingerhut Companies, Inc. from 1994 to 1995, serving as an independent consultant to a direct marketing catalog firm from 1993 to 1994, and being employed by Lands' End, a mail-order catalog business, from 1992 to 1993 and Fingerhut Companies, Inc. from 1982 to 1992.

    LARRY POPPS, 45, has been employed by the Company since November, 1993 when he was elected Vice President-Information Systems and Technology. From 1992 to 1993, Mr. Popps was employed as a director of management information systems by The Company Store, a mail order and retail company. From 1977 to 1992, Mr. Popps was employed as a director of management information systems by Shopsmith, Inc., a mail order and retailer of power tools.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and ten percent beneficial owners of the Common Stock to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 1995, all filing requirements applicable to its directors, executive officers, and ten percent beneficial owners were met.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid to the named executive officers for the services rendered in all capacities to the Company for each of the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                           ANNUAL COMPENSATION   COMPENSATION
                                                           --------------------  -------------
                                                            SALARY      BONUS       OPTIONS
         NAME AND PRINCIPAL POSITION              YEAR        ($)        ($)          (#)
----------------------------------------------  ---------  ---------  ---------  -------------
Gary Olen,                                           1995    126,253     --           --
 President and Chief Executive Officer               1994    125,000     95,571       218,750
                                                     1993     96,943     --           550,000

Joseph Friebe,                                       1995     80,842     --           --
 Vice President of Marketing (1)                     1994     88,269     47,785        68,125
                                                     1993     76,548     --           --

Gregory Binkley,                                     1995     98,269     --           --
 Chief Operating Officer (2)                         1994     76,827     47,785        53,125

------------------------
(1) Mr. Friebe was elected as an executive officer of the Company in April, 1993 and resigned in December, 1995.

(2) Mr. Binkley was elected as an executive officer of the Company in 1994.

    The following table sets forth information with respect to the named executive officers concerning options held at fiscal year end 1995.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                       NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                         SHARES                           OPTIONS/SARS AT             IN-THE-MONEY OPTIONS AT
                        ACQUIRED          VALUE              FY-END (#)                      FY-END ($)
                       ON EXERCISE      REALIZED     --------------------------  ----------------------------------
       NAME                 #              ($)       EXERCISABLE  UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
-------------------  ---------------  -------------  -----------  -------------  ---------------  -----------------
Gary Olen                  --              --           218,750        550,000         --                --

Joseph Friebe              --              --            88,125        --              --                --

Gregory Binkley            --              --            53,125        --              --                --

EMPLOYMENT AGREEMENTS

    Mr. Olen entered into an Employment Agreement with the Company in 1994, pursuant to which he is entitled to an annual salary of $125,000, adjusted July 1 of each year to reflect cost of living changes. The Agreement was renewed upon the mutual agreement between Mr. Olen and the Company pursuant to its terms. The Agreement may be terminated upon the agreement of the parties, resignation, death or mental or physical disability of the officer or notice by the Company to the officer of termination for cause.

    Also, in 1994, in order to ensure that key management personnel would continue employment with the Company if certain adverse circumstances should arise, the Company entered into Retention Agreements with Messrs. Olen, Friebe and Binkley, pursuant to which the officers would be paid in the event of a Change of Control of the Company. Upon a Change of Control, as defined in the Retention Agreements, Mr. Olen would have received at least 1.5% of the transaction proceeds but no more than $2 million, depending on the size of the transaction. Messrs. Friebe and Binkley would each have received at least $33,333 but no more than 1/3% of the transaction proceeds, depending on the size of the transaction. The change of control provisions of each of these Retention Agreements expired pursuant to their terms as of December 31, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors is comprised of Dr. Shiel, Mr. Paletz and Mr. Sena. Mr. Paletz is a former chief executive officer of the Company. During 1995, the Company purchased merchandise inventory in the amount of (a) $136,000 from Palco, Inc., a company owned by James Paletz, son of Leonard Paletz, and (b) $4,406,000 from National Recreational Shooting Supplies, Inc. of which Dr. Shiel is a shareholder and director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 19, 1996, certain information regarding the beneficial ownership of Common Stock and Preferred Stock of the Company by each director and named executive officer of the Company, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock or Preferred Stock of the Company.

                                              TITLE OF
       NAME OF BENEFICIAL OWNER (1)            CLASS        NO. OF SHARES    PERCENT OF CLASS (2)
------------------------------------------  ------------  -----------------  ---------------------
Vincent W. Shiel                            Common            5,937,438(3)             24.5%
 6900 Golf House Drive                      Preferred           100,000(4)             50.0%
 Hobe Sound, FL 33455

Mark F. Kroger                              Common              996,674(5)              4.3%
 110 Baird Parkway                          Preferred            10,000                 5.0%
 Mansfield, OH 44903

Leonard M. Paletz                           Common            2,424,095(6)             10.2%
 4740 S. Ocean Blvd., Apt. 814
 Highland Beach, FL 33487

Gary Olen                                   Common            1,050,577(7)              4.5%
 411 Farwell Avenue
 So. St. Paul, MN 55075

William T. Sena                                  --              --                   --
 300 Main Street
 Cincinnati, OH 45202

Charles B. Lingen                           Common               18,750(8)             *
 411 Farwell Avenue
 So. St. Paul, MN 55075

Gregory Binkley                             Common              153,125(9)             *
 411 Farwell Avenue
 So. St. Paul, MN 55075

All directors and officers as a group       Common           10,608,159(10)            42.5%
 (9 persons)                                Preferred           110,000                55.0%

    Holders of More Than 5% of Common Stock of the Company (in addition to directors and executive officers named above):

                                      TITLE OF
   NAME OF BENEFICIAL OWNER (1)        CLASS       NO. OF SHARES    PERCENT OF CLASS (2)
----------------------------------  ------------  ----------------  ---------------------
Stuart A. Shiel                     Common           1,733,333(11)             7.4%
 17010 Butteroak Drive
 Spring, TX 77379
Susan M. Mills                      Common           1,868,479(12)             8.0%
 640 Hay Avenue                     Preferred           39,200                19.6%
 Brookville, OH 45309
Ralph E. Heyman                     Common           4,577,593(13)            19.1%
 1100 Courthouse Plaza, SW
 Dayton, OH 45402

------------------------
  *  Less than 1% of outstanding shares

 (1) Unless otherwise indicated, all shares are held of record and beneficially owned by the person indicated.

 (2) Percentages are calculated on the basis of the number of shares outstanding on March 1, 1996, plus the number of shares issuable pursuant to presently exercisable options and stock warrants for that individual.

 (3) Includes 4,970,763 shares (720,740 of which represent shares issuable upon the exercise of stock warrants) held in the name of Vincent W. Shiel as Trustee and Settlor of the Vincent W. Shiel Revocable Trust and 966,675 shares (216,667 of which represent shares issuable upon the exercise of stock warrants) held in the name of Helen M. Shiel, the wife of Dr. Shiel, as Trustee and Settlor of the Helen M. Shiel Revocable Trust.

 (4) Includes 75,000 shares held in the name of Vincent W. Shiel as Trustee and Settlor of the Vincent W. Shiel Revocable Trust and 25,000 shares held in the name of Helen M. Shiel as Trustee and Settlor of the Helen M. Shiel Revocable Trust.

 (5) Includes 63,333 shares issuable upon the exercise of stock warrants.

 (6) Includes 280,095 shares issuable upon the exercise of stock warrants and 50,000 shares issuable upon the exercise of an option.

 (7) Includes 218,750 shares issuable upon the exercise of options.

 (8) Includes 18,750 shares issuable upon the exercise of options.

 (9) Includes 20,000 shares held in the name of Mr. Binkley's wife and 53,125 shares issuable upon the exercise of options.

(10) Includes 1,648,960 shares issuable upon the exercise of stock warrants and options.

(11) Includes 100,000 shares issuable upon the exercise of stock warrants. Does not include 1,726,635 shares held in trust for the benefit of Stuart Shiel's children. Mr. Shiel expressly disclaims beneficial ownership of all such shares.

(12) Includes 39,200 shares issuable upon the exercise of stock warrants.

(13) Includes 579,260 shares issuable upon the exercise of stock warrants as a trustee of various trusts. Mr. Heyman holds 3,978,333 shares as a trustee of various trusts, of which he has no pecuniary interest.

    As of March 8, 1996, the Company entered into an Agreement and Plan of Merger with VISTA Acquisition Subsidiary, Inc. and VISTA 2000, Inc. which, if consummated, will result in a change of control of the Company. Pursuant to the terms of this Agreement, the Company will merge with and into VISTA Acquisition Subsidiary, Inc. Upon the consummation of this merger, the outstanding shares of Common Stock and Preferred Stock of the Company will be exchanged for shares of common stock of VISTA 2000, Inc. and cash.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

    On January 11, 1990, the Company entered into a Consulting Agreement with Outdoor Consulting, Inc., pursuant to which Outdoor Consulting provides consulting services to the Company for $4,000 per month plus certain out-of-pocket expenses. The initial term of the agreement expired on December 31, 1990, and continues on a year-to-year basis until terminated by either party upon 60 days prior written notice or unless sooner terminated. Vincent W. Shiel is the controlling shareholder of Outdoor Consulting, Inc.

    During fiscal 1995, the Company was indebted to Mr. Paletz for certain working capital loans made during 1988 and prior years ("Prior Loans"). The Company was also indebted to Mr. Paletz for a loan made as part of a June, 1993 financing transaction and a renewal thereof in February, 1994 (the "1993 Loan"). The largest aggregate principal amount owed to Mr. Paletz during 1995 with respect to the Prior Loans and the 1993 Loan was $260,190. In January, 1995, the Company paid the Prior Loans in full. The Company's aggregate interest expense on these loans during 1995 was $14,868.

    During fiscal 1990, Vincent W. Shiel and certain other investors made a $500,000 term loan to the Company in connection with their acquisition of a controlling interest in the Company. This loan is unsecured and bears interest at 12% per annum with principal payable in three annual installments of $166,667 beginning in 1993. The principal payments were extended for one year upon agreement between the lenders and the Company. The January 1994 principal payment was made in the form of new promissory notes in the amount of $166,667 as described below. The notes pay interest quarterly with a full principal payment due in February 1996. These notes have been extended until such time as the merger between the Company and VISTA Acquisition Subsidiary, Inc. is consummated. The Company's aggregate interest expense on this loan during 1995 was $20,931.

    In February, 1994, the Company issued $3,246,762 of debt in a private placement transaction. The debt is represented by promissory notes bearing interest at the rate of 8% per annum payable quarterly. Pursuant to the terms of the notes, the entire principal amount was payable in February, 1996. These notes have been extended until such time as the merger between the Company and VISTA Acquisition Subsidiary, Inc. is consummated. Of the entire financing, $2,500,000 represented additional funds provided to the Company to meet certain working capital needs, $500,000 represented a rollover of the payment of short-term promissory notes issued in June, 1993, $166,667 represented a rollover of the principal payments due in January, 1994 on the 1990 Loans discussed above, and $80,095 represents a rollover of a principal payment on Mr. Paletz's Prior Loans. Warrants to purchase 3,246,762 shares of common stock of the Company were attached to the promissory notes issued in 1994. The promissory notes are secured by the assets of the Company subordinate to financing held by a financial institution. The Company's aggregate interest expense on the 1994 financing during 1995 was $246,006.

    During fiscal 1995, the Company purchased from the companies listed below merchandise which the Company sold in its catalog. The Company believes the terms of such purchases were as favorable as could have been obtained from an unrelated party.

    - Approximately $136,000 of merchandise was purchased from Palco, Inc. a company owned by James Paletz, a son of Leonard M. Paletz.

    - Approximately $4,406,000 of merchandise was purchased from National Recreational Shooting Supplies, Inc. Vincent W. Shiel is a shareholder and director, and Mark F. Kroger is a shareholder, director and President of this company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS:

    The following financial statements of the Company are incorporated herein by reference as part of this report at Item 8.

       Report of Independent Certified Public Accountants

       Balance Sheets as of December 29, 1995 and December 30, 1994

       Statements of Operations for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993

       Statements of Changes in Stockholders' Equity for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993

       Statements of Cash Flows for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993

       Notes to Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES:

    The following financial statement schedule of the Company is incorporated herein by reference as part of this report at Item 8.

       Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993

    3.  EXHIBITS:  See Exhibit Index at page 33 of this report.

(B)  REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SPORTSMAN'S GUIDE, INC.              Date: March 25, 1996

By             /s/ GARY OLEN             By          /s/ CHARLES LINGEN
    -----------------------------------      -----------------------------------
                 Gary Olen                             Charles Lingen
       President and Chief Executive         Chief Financial Officer, Treasurer
                  Officer                       and Vice President of Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Sportsman's Guide, Inc., The Registrant, and in the capacities and on the dates indicated.

By             /s/ GARY OLEN             By         /s/ VINCENT W. SHIEL
    -----------------------------------      -----------------------------------
                Gary Olen,                            Vincent W. Shiel,
    President, Chief Executive Officer              Chairman and Director
               and Director

By           /s/ GREG BINKLEY            By          /s/ CHARLES LINGEN
    -----------------------------------      -----------------------------------
               Greg Binkley,                           Charles Lingen,
      Chief Operating Officer, Senior        Chief Financial Officer, Treasurer,
                   Vice                         Vice President of Finance and
        President of Operations and                       Director
                 Director

By            /s/ MARK KROGER            By          /s/ WILLIAM T. SENA
    -----------------------------------      -----------------------------------
               Mark Kroger,                           William T. Sena,
                 Director                                 Director

By         /s/ LEONARD M. PALETZ
    -----------------------------------
            Leonard M. Paletz,
                 Director

                                         Date: March 25, 1996

    The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named directors of The Sportsman's Guide, Inc. pursuant to a power of attorney executed by each such director and filed with the Securities Exchange Commission as an exhibit to this report.

                                                      /s/ GARY OLEN
                                         ---------------------------------------
                                                        Gary Olen
                                                    Attorney-in-Fact

                                 EXHIBIT INDEX

  EXHIBIT
-----------
       2.1   Agreement and Plan of Merger between the Company, VISTA Acquisition Subsidiary, Inc. and VISTA 2000,
              Inc., dated March 8, 1996 (incorporated by reference from Exhibit 2 to Form 8-K dated March 22, 1996)
       3.1   Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Registration Statement
              No. 33-4496C on Form S-18 (the "Registration Statement") filed April 1, 1986)
       3.2   Certificate of Amendment to Articles of Incorporation dated April 30, 1987 (incorporated by reference from Exhibit 3.2 to Form 10-K for the year ended December 31, 1987)
       3.3   Certificate of Amendment to Articles of Incorporation dated January 10, 1990 (incorporated by reference from Exhibit 28.1 to Form 8-K dated January 16, 1990)
       3.4   Certificate of Amendment to Articles of Incorporation dated April 29, 1994 (incorporated by reference from Exhibit 3.4 to Form 10-K for the year ended December 30, 1994)
       3.5   Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement)
       4.1   Specimen of the Company's Common Stock certificate (incorporated by reference from Exhibit 4.1 to
              Amendment No. 1 to the Registration Statement filed May 8, 1986)
       4.2   Form of Promissory Note dated February 21, 1994 issued by the Company (incorporated by reference from
              Exhibit 4.2 to Form 10-K for the year ended December 30, 1994)
      10.1   Letter of agreement between Vincent W. Shiel and the Company dated September 8, 1989 (incorporated by reference from Exhibit 19.1 to Form 10-Q for the quarter ended September 29, 1989)
      10.2   Consulting Agreement dated January 11, 1990 between the Company and Outdoor Consulting, Inc.
              (incorporated by reference from Exhibit 10.16 to Form 10-K for the year ended December 29, 1989)
      10.3*  The Company's Incentive Stock Option Plan (incorporated by reference from Exhibit 10.16 to Form 10-K for the year ended December 27, 1991)
      10.4*  Option Agreement between the Company and Leonard M. Paletz dated July 1, 1992 (incorporated by reference from Exhibit 10.17 to Form 10-K for the year ended January 1, 1993)
      10.5*  First Amendment to Option Agreement between the Company and Leonard M. Paletz dated June 1, 1993
              (incorporated by reference from Exhibit 10.5 to Form 10-K for the year ended December 30, 1994)
      10.6*  Second Amendment to Option Agreement between the Company and Leonard M. Paletz dated January 27, 1995
              (incorporated by reference from Exhibit 10.6 to Form 10-K for the year ended December 30, 1994)
      10.7*  Employment Agreement between the Company and Gary Olen dated October 5, 1994 (incorporated by reference from Exhibit 10.7 to Form 10-K for the year ended December 30, 1994)
      10.8*  Agreement between the Company and Gary Olen dated July 1, 1992, granting the use of Mr. Olen's name, picture and likeness (incorporated by reference from Exhibit 10.19 to Form 10-K for the year ended
              January 1, 1993)
      10.9*  Option Agreement between the Company and Gary Olen dated July 1, 1993 (incorporated by reference from
              Exhibit 10.18 to Form 10-K for the year ended December 31, 1993)

      10.10  Industrial Real Estate Lease between the Company and CB Commercial Real Estate Group, Inc. dated April
              22, 1993 (incorporated by reference from Exhibit 10.20 to Form 10-K for the year ended December 31,
              1993)
      10.11  Second Amended and Restated Business Loan Agreement between the Company and Bank One, Dayton, N.A. dated
              June 20, 1995
      10.12  Amendment to Second Amended and Restated Business Loan Agreement between the Company and Bank One,
              Dayton, N.A. dated October 16, 1995
      10.13  Second Amendment to Second Amended and Restated Business Loan Agreement between the Company and Bank One,
              Dayton, N.A. dated November 10, 1995
      10.14  Third Amendment to Second Amended and Restated Business Loan Agreement between the Company and Bank One,
              Dayton, N.A. dated February 1, 1996
      25.1   Powers of Attorney of each person who signed this report on Form 10-K on behalf of another pursuant to a power of attorney
      27     Financial Data Schedule

    Those exhibits marked with an asterisk (*) above constitute compensation agreements for management and executive officers of the Company.