Form 10-Q
period 1996-03-29
SPORTSMANS GUIDE INC
filed 1996-05-13
CIK 791450

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

    X      	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --------   SECURITIES EXCHANGE ACT OF 1934.  FOR THE QUARTERLY
            FISCAL PERIOD ENDED MARCH 29, 1996 OR

 --------  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM
           	______________ TO _____________.


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

                                (612) 451-3030
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x     No
                                                   ------      ------

As of May 10, 1996 there were 23,335,833 shares of the registrant's Common Stock outstanding.

                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         THE SPORTSMAN'S GUIDE, INC.
                               BALANCE SHEETS
                                 (UNAUDITED)
                          (In thousands of dollars)


                               ASSETS

                               	               March 29, 1996 December 29, 1995
                                               -------------- -----------------
CURRENT ASSETS:
     Accounts receivable 	                       $      1,897 $      2,231
     Inventory 	                                       12,577       14,208
     Prepaid expenses 	                                   684          858
     Promotional material 	                             1,411 	      2,114
                                                 ------------ -------------
        Total current assets 	                         16,569       19,411

PROPERTY AND EQUIPMENT - NET 	                          4,213        4,298
                                                 ------------ -------------
        Total assets 	                           $     20,782 $     23,709
                                                 ============ =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft position 	                   $        494 $     1,619
     Notes payable - bank 	                             4,470         965
     Current maturities of long-term obligations
         Related parties 	                              2,095       2,095
         Other 	                                        1,368 	     1,368
     Accounts payable 	                                 8,461 	    13,554
     Accrued expenses                                   1,007         794
     Customer deposits and other liabilities 	            987       1,479
                                                 ------------ ------------
        Total current liabilities 	                    18,882      21,874
LONG TERM OBLIGATIONS 	                                   272         287
                                                 ------------ ------------
        Total liabilities 	                            19,154      22,161
                                                 ------------ ------------
COMMITMENTS 	                                               -           -
STOCKHOLDERS' EQUITY
     Series A Preferred Stock-$.01 par value;
       200,000 shares authorized, issued and
       outstanding 	                                        2 	         2
     Common Stock-$.01 par value; 36,800,000
       shares authorized; 23,335,833 shares
       issued and outstanding 	                           233 	       233
     Additional paid-in capital 	                       2,138       2,138
     Retained deficit 	                                  (745)       (825)
                                                 ------------ ------------
         Total stockholders' equity                     1,628       1,548
                                                 ------------ ------------
         Total liabilities & stockholders' equity$     20,782 $    23,709
                                                 ============ ============



SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                        THE SPORTSMAN'S GUIDE, INC.

                         STATEMENTS OF OPERATIONS

                               (UNAUDITED)

                        For the Thirteen Weeks Ended
                      March 29, 1996 and March 31, 1995

                  (In thousands, except for per share data)

                                                 Thirteen Weeks Ended
                                             ------------------------------
                                            	March 29, 1996 	March 31, 1995
                                             --------------  --------------

Sales 	                                      $      24,177 	 $     23,859

Cost of sales 	                                     16,100  	      15,235
	                                            --------------  -------------
  Gross profit 	                                     8,077 	        8,624

Selling, general and administrative expenses         7,731          8,348
Merger related expenses 	                              107              -
 		                                          --------------  -------------
  Earnings from operations 	                           239            276

Interest expense 	                                    (160) 	        (149)
Miscellaneous income  	                                  1              6
 		                                          --------------  -------------
  Earnings before income taxes 	                        80            133

Income tax expense 	                                     -  	         (43)
 		                                          --------------  -------------
Net earnings  	                              $          80  	$         90
 		                                          ==============  =============

  Net earnings per share 	                   $           -  	$          -
 		                                          ==============  =============

  Weighted average number of common
  shares and common share equivalents
  outstanding 	                                     23,336  	      26,996
                                             ==============  =============



	SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      THE SPORTSMAN'S GUIDE, INC.
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                     For the Thirteen Weeks Ended
                  March 29, 1996 and March 31, 1995

                       (In thousands of dollars)

                                                    Thirteen Weeks Ended
                                               -----------------------------
                                               March 29, 1996 	March 31, 1995
                                               --------------  --------------
Cash flows from operating activities:
  Net earnings  	                              $         80  	 $         90
  Adjustments to reconcile net earnings
  to net cash used in operating activities:
    Depreciation and amortization 	                     238             150
    Other 	                                              (6)             (6)
    Changes in assets and liabilities:
      Accounts receivable 	                             334 	            67
      Inventory 	                                     1,631          (3,383)
      Prepaid expenses 	                                174 	           (81)
      Promotional material 	                            703 	           197
      Bank overdraft position 	                      (1,125) 	            -
      Accounts payable 	                             (5,093)         (1,915)
      Accrued expenses 	                                213            (232)
      Customer deposits & other liabilities 	          (495)             63
       	 	                                     --------------  --------------
        Cash flows used in operating activities      (3,346)         (5,050)

Cash flows from investing activities:
  Purchases of property and equipment   	              (154) 	         (779)
  Disposals of property and equipment 	                   -             149
         	 	                                   --------------  --------------
        Cash flows used in investing activities        (154)           (630)

Cash flows from financing activities:
  Gross borrowings under line of credit 	            10,830           9,145
  Gross payments under line of credit 	              (7,325) 	       (2,925)
  Payments under long-term obligations 	                 (5)           (420)
                                               --------------  --------------
        Cash flows provided by financing
         activities 	                                 3,500           5,800
                                               --------------  --------------
Increase in cash and cash equivalents 	                   - 	           120

Cash and cash equivalents at beginning
 of the period 	                                          -  	          653
	 	                                            --------------  --------------
Cash and cash equivalents at end of the period $          -  	 $        773
                                               ==============  ==============



SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                      THE SPORTSMAN'S GUIDE, INC.
                  STATEMENTS OF CASH FLOWS (CONTINUED)
                              (UNAUDITED)

                      For the Thirteen Weeks Ended
                   March 29, 1996 and March 31, 1995

                       (In thousands of dollars)

                                                  Thirteen Weeks Ended
                                           ----------------------------------
                                           March 29, 1996      March 31, 1995
                                           --------------      --------------

Supplemental disclosure of cash flow
- ------------------------------------
information
- -----------
Cash paid during the periods for:
      Interest  	                           $       236  	     $        154
      Income taxes                          $         1        $         80

Supplemental noncash investing activities
- -----------------------------------------
Fixed assets purchased with a capital lease $         - 	      $        17




























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

Note 2:  Per Share Data

	   The computation of earnings per share for the thirteen weeks ended
	   March 29, 1996 is based on the weighted average number of shares of common stock outstanding during the period.  The exercise of
 		 outstanding options and warrants is not considered in the computation because their inclusion would have been anti-dilutive.

	   The computation of earnings per share for the thirteen weeks ended March 31, 1995 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The dilutive effect of the potential exercise of outstanding options and
	   warrants to purchase shares of common stock is calculated using the treasury stock method.

Note 3:  Credit Facility

	   The Company has been operating under a temporary credit facility pending the merger with VISTA Acquisition Subsidiary Inc., a wholly-owned subsidiary of VISTA 2000, Inc. ("VISTA") (see Note 5).  The credit facility provides for a line of credit up to $5.0 million, subject to an adequate borrowing base, expiring March 1997.  The revolving credit line is for working capital and commercial letters of credit, the latter not to exceed $1.0 million.  The credit facility is secured by substantially all of the assets of the Company.  As of March 29, 1996, the Company was
    in violation of certain financial covenants which have been waived by the bank.

	   On May 1, 1996, the Company obtained a commitment letter from a local bank to provide a revolving line of credit up to $10.0 million, subject to an adequate borrowing base, expiring May 1998. The Company expects to close on this credit facility in May 1996. The revolving credit facility will provide an available base amount of $6.0 million with additional seasonal availability of $1.0 million in April, and $4.0 million May 1 through November 30 of each year. The revolving credit facility will be for working capital and letters of credit. Commercial letters of credit may not exceed $1.0 million at any time.

                      THE SPORTSMAN'S GUIDE, INC.

                              (UNAUDITED)


Note 3:  Credit Facility (continued)

	   Borrowings under the new revolving credit facility will bear interest at the bank's prime rate plus 1.50 percentage points.  The availability of funds under this revolving line of credit is subject to the principal balance and commercial letter(s) of credit total being paid down to $2.0 million plus 80% of credit card receivables under an installment plan and remaining at this level for not less than 30 consecutive days between
    December 31 and March 31 of each year.

	   Under the terms of the commitment letter the new credit facility will be
	   secured by substantially all of the assets of the Company.  All borrowings are subject to various monthly covenants.  The most restrictive covenants require minimum year to date monthly profits or place limits on the maximum year to date monthly losses, a minimum net worth and limit the level of total liabilities to net worth.  The closing is subject to the condition of extending all subordinated notes payable to June 1998
    (see Note 4).

Note 4:  Current Maturities of Long-Term Obligations

   	The Company has received approval from the subordinated debt holders to
   	extend or replace $3,413,000 of notes payable for twenty-five months,
   	maturing June 1998.  This renewal is expected to be completed by
    May 15, 1996 and must be finalized in order to close on the new revolving
   	credit facility (see Note 3).  The replacement notes will bear interest at
   	the bank's (providing the revolving credit facility) prime rate plus 1.75
   	percentage points, provided however that in the event the bank's prime rate
   	plus 1.75 percentage points is less than 9% during any period of time,
   	interest shall accrue at 9% per annum.  Payments of interest only are due
   	quarterly.  In connection with the subordinated debt extension the Company
   	will issue warrants to purchase 3,413,000 shares of common stock at an
   	exercise price of $.18079 per share.  The notes are secured by substantially
   	all of the assets of the Company and subordinated to the bank credit
   	facility.  The notes are subject to certain covenants including maintaining
   	all covenants subject to the bank under the revolving credit facility.

Note 5:  Merger Agreement

	   The Company entered into an Agreement and Plan of Merger (the "Agreement")
   	with VISTA Acquisition Subsidiary, Inc. and VISTA 2000, Inc. ("VISTA") on
   	March 8, 1996.  Under the terms of the Agreement, the Company will be merged with and into a subsidiary of VISTA.  The consummation of the merger is subject to various significant terms and conditions including, but not limited to, the Company obtaining stockholder approval, a fairness opinion acceptable to the Company and regulatory consents, approvals and/or authorizations from applicable governmental agencies.

                        THE SPORTSMAN'S GUIDE, INC.

                                (UNAUDITED)


Note 5:  Merger Agreement (continued)

   	The terms of the Agreement provide for the Company's stockholders to
    receive	shares of VISTA common stock based upon formulas defined in the
    Agreement.  Stockholders owning less than 100,000 common shares of the
    Company will	receive a cash payment, as defined in the Agreement, in lieu
    of shares of	VISTA common stock.

   	The Agreement also provides for the repayment in full of all of the subordinated notes payable to stockholders and related interests
    immediately	upon closing.  Concurrently with such repayment, VISTA will
    issue warrants	to each subordinated debt holder in return for extending
    the maturity date of the related debt through the date of closing of the
    merger.  The	aggregate number of warrants to be issued is 300,000
    pursuant to the terms	of the Agreement.

   	The Agreement includes various provisions for termination.  Termination
    fees	may be payable by either party depending on the nature of the termination. Under certain conditions, either party may terminate the Agreement if the closing has not occurred by May 31, 1996 unless the delay is caused solely by the failure to obtain regulatory consents, approvals and/or authorizations.

   	The closing of the Agreement with VISTA has been delayed due to several major announcements by VISTA regarding their financial performance, including the requirement to restate prior years' and prior quarters' earnings. The Company will reevaluate the terms of the Agreement as information is made available by VISTA. The Company will continue normal operations should the merger not be consummated.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     	      CONDITION AND RESULTS OF OPERATIONS

                    Liquidity and Capital Resources

The Company meets its operating cash requirements through funds generated from operations, borrowings under its revolving line of credit and subordinated debt with shareholders and other investors. In February 1995, the Company entered into a credit facility providing a revolving line of credit up to $15.5 million, subject to an adequate borrowing base, expiring March 1997.
The revolving credit facility provided an available base amount of $5.0 million with an additional seasonal amount of $10.5 million available from May 1 through November 30 of each year. In February 1996, the credit facility was amended and capped at the low season availability of $5.0 million. As of March 29, 1996, the Company was in violation of certain financial covenants, which have subsequently been waived by the bank through May 15, 1996. As of March 29, 1996, the outstanding borrowings against the credit line were $4,470,000. The revolving credit facility is secured by substantially all of the assets of the Company.

On May 1, 1996, the Company obtained a commitment letter from a local bank to provide a revolving line of credit up to $10.0 million, subject to an adequate borrowing base, expiring May 1998. The Company expects to close on this credit facility in May 1996. The revolving credit facility will provide an available base amount of $6.0 million with additional seasonal availability of $1.0 million in April, and $4.0 million May 1 through November 30 of each year. The availability of funds under the facility is subject to the principal balance and commercial letter(s) of credit being paid down to $2.0 million, plus 80% of credit card receivables under the installment plan, and remaining at this level for not less than 30 consecutive days between December 1 and March 31 of each year. The Company believes that the new credit facility will provide sufficient operating funds to meet current and future commitments. This credit facility will be secured by substantially all of the assets of the Company.

The Company has received approval from the subordinated debt holders to extend or replace $3,413,000 of notes payable for twenty-five months, maturing June 1998. This renewal is expected to be completed by May 15, 1996 and must be finalized in order to close on the new revolving credit facility.

The Company entered into an Agreement and Plan of Merger dated March 8, 1996 (the "Agreement") with VISTA Acquisition Subsidiary, Inc. and VISTA 2000,
Inc. ("VISTA"). The closing of the Agreement with VISTA has been delayed due to several major announcements by VISTA regarding their financial performance, including the requirement to restate prior years' and prior quarters' earnings. The Company will reevaluate the terms of the Agreement as information is made available by VISTA. The Company will continue normal operations should the merger not be consummated.

The cash flow used in operating activities for the thirteen week period ended March 29, 1996 was $3,346,000 compared to $5,050,000 for the same period last year. This decrease in cash flow used in operating activities was primarily a result of carrying lower inventory levels during the first quarter 1996 which more than offset the associated lower balance of accounts payable.

The Company had a working capital deficit of $2,313,000 as of March 29, 1996 as compared to $2,463,000 as of December 29, 1995. Inventory levels as of March 29, 1996 decreased $1,631,000 from December 29, 1995. The combined balances of accounts payable and bank overdraft position as of March 29, 1996 decreased by $6,218,000 and were primarily funded by a $3,505,000 increase in revolving credit utilization along with lower seasonal balance of inventory including a significant improvement in inventory turnover. With the extension of $3,413,000 of subordinated debt to June 1998, the Company will be in a positive working capital position. Excluding the subordinated debt, the Company has a current ratio of 1.07:1.00 at March 29, 1996.

                            Results of Operations

Comparison of the thirteen week period ended March 29, 1996, to the thirteen
- -------------------------------------------------------------------------------
week period ended March 31, 1995
- --------------------------------

The Company's sales for the thirteen week period ended March 29, 1996,
increased $318,000 or 1.3% from the same period last year.   Sales in the
first quarter were up despite a 30% reduction in catalog circulation. An overall improvement in customer response levels due to an improved circulation plan and a higher average order size more than offset the reduction in catalog circulation.

Gross profit for the thirteen week period ended March 29, 1996, was 33.4% of sales compared to 36.1% of sales for the same period last year. The decrease in gross profit as a percentage of sales was primarily due to lower retail product margins. Lower retail product margins were largely due to aggressive pricing in most product categories and a change in the product mix to lower gross profit categories, combined with lower cash discounts and lower vendor rebates.

Selling, general and administrative expenses for the thirteen week period ended March 29, 1996, were $7,731,000 or 32.0% of sales compared to $8,348,000 or
35.0% of sales for the same period last year. The decrease in the dollar spending level for the thirteen week period ended March 29, 1996, was primarily the result of a planned reduction in catalog circulation with a focus on balancing direct advertising costs with customer name acquisition costs while maximizing profit on existing customer list. The Company has continued an aggressive plan to control catalog costs by entering long-term contracts with paper and print suppliers, utilization of a slightly lower grade of paper and implementing printing efficiencies.

Merger related expenses of $107,000 associated with the VISTA merger agreement were recognized during the thirteen week period. Earnings from operations before merger related expenses for the thirteen week period ended March 29, 1996 were $346,000 as compared to $276,000 for the same period last year. Operating earnings after merger related expenses for the thirteen week period ended March 29, 1996 were $239,000 as compared to $276,000 for the same period last year.

Interest expense for the thirteen week period ended March 29, 1996, of $160,000 represented a 7.4% increase over $149,000 for the same period last year. The increase was primarily due to higher interest rates associated with the credit facility.

Income tax expense for the thirteen week period ended March 29, 1996 decreased by $43,000 from the same period last year. The Company will utilize net operating loss carryforwards to offset any income tax expense for the thirteen week period ended March 29, 1996.

As a result of the above, the net earnings for the thirteen week period ended March 29, 1996, were $80,000 as compared to $90,000 for the same period last year.

                         PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

	   27.  Financial Data Schedule

    (b)  Reports on Form 8-K

	   On March 22, 1996, the Company filed a Current Report on Form 8-K, under
	   Item 5, announcing that it had entered into an Agreement and Plan of
    Merger, dated March 8, 1996, with VISTA Acquisition Subsidiary, Inc. and
    VISTA 2000, Inc.

                                SIGNATURES
                          ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          	THE SPORTSMAN'S GUIDE, INC.

Date:  May 10, 1996        			            	/s/Charles B. Lingen
                                          ----------------------------
                                   							Charles B. Lingen
                                   							Vice President Finance/CFO

                                 EXHIBIT INDEX

Exhibit 		                                            Method of Filing
- -------                                         ----------------------------
  27 	   Financial Data Schedule............... Filed herewith electronically



