Form 10-Q
period 1996-06-28
SPORTSMANS GUIDE INC
filed 1996-08-12
CIK 791450

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

  x 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --- EXCHANGE ACT OF 1934.  FOR THE QUARTERLY FISCAL PERIOD ENDED
     JUNE 28, 1996, OR

 ---	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM
	    ____________ TO __________.

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

As of August 9, 1996 there were 23,335,833 shares of the registrant's Common Stock outstanding.

                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)
                            (In thousands of dollars)
                 ASSETS

                                                      	June 28, 	December 29,
                         	                               1996        1995
                                                     ----------- ------------
CURRENT ASSETS:
     Accounts receivable 	                           $    1,727  $     2,231
     Inventory                                     	     15,662 	     14,208
     Prepaid expenses 	                                     800 	        858
     Promotional material 	                               2,503 	      2,114
                                                     ----------- ------------
        Total current assets                       	     20,692 	     19,411
PROPERTY AND EQUIPMENT - NET 	                            4,201 	      4,298
                                                     ----------- ------------
        Total assets 	                               $   24,893  $    23,709
                                                     =========== ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft position 	                       $    1,465  $     1,619
     Notes payable - bank 	                               8,013 	        965
     Current maturities of long-term debt
         Related parties 	                                    - 	      2,095
         Other 	                                             51 	      1,368
     Accounts payable 	                                   8,950 	     13,554
     Accrued expenses 	                                     683 	        794
     Customer deposits and other liabilities 	              941        1,479
                                                     ----------- ------------
        Total current liabilities 	                      20,103 	     21,874
LONG-TERM OBLIGATIONS:
     Long-term debt
         Related parties 	                                1,795 	          -
         Other 	                                          1,790          220
     Other long-term obligations 	                           48 	         67
                                                     ----------- ------------
        Total long-term obligations 	                     3,633 	        287
                                                     ----------- ------------
        Total liabilities 	                              23,736 	     22,161
                                                     ----------- ------------
COMMITMENTS AND CONTINGENCIES 	                               - 	          -
STOCKHOLDERS' EQUITY
     Series A Preferred Stock-$.01 par value;
       200,000 shares authorized, issued and
       outstanding 	                                          2 	          2
     Common Stock-$.01 par value; 36,800,000
       shares authorized; 23,335,833 shares
       issued and outstanding 	                             233 	        233
     Additional paid-in capital                    	      2,138 	      2,138
     Retained deficit 	                                  (1,216)	       (825)
                                                     ----------- ------------
         Total stockholders' equity 	                     1,157  	     1,548

         Total liabilities & stockholders' equity 	  $   24,893  $    23,709
                                                     =========== ============

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

               For the Thirteen Weeks and Twenty-six Weeks Ended
                        June 28, 1996 and June 30, 1995

                   (In thousands, except for per share data)

                                      Thirteen Weeks       Twenty-six Weeks
                                   --------------------  --------------------
                                 	   1996    	  1995   	   1996   	   1995
                                   ---------  ---------  ---------  ---------
Sales                           	  $ 18,611	  $ 17,612  	$ 42,788  	$ 41,471

Cost of sales 	                      12,300  	  11,905  	  28,400  	  27,140
				                               ---------  ---------  ---------  ---------
  Gross profit                    	   6,311  	   5,707  	  14,388  	  14,331

Selling, general and administrative
 expenses                         	   6,460  	   6,916  	  14,191  	  15,264
Merger related expenses 	                99  	       -  	     206          -
                                   ---------  ---------  ---------  ---------
  Loss from operations 	               (248) 	  (1,209) 	      (9)      (933)

Interest expense 	                     (231) 	    (239) 	    (391) 	    (388)
Miscellaneous income                      8  	       9 	        9  	      15
                                   ---------  ---------  ---------  ---------
  Loss before income taxes 	           (471) 	  (1,439)  	   (391) 	  (1,306)

Income tax benefit 	                      -  	     393  	       -  	     350
                                   ---------  ---------  ---------  ---------
  Net loss                        	$   (471) 	$ (1,046) 	$   (391) 	$   (956)
                                   =========  =========  =========  =========

  Net loss per common share       	$   (.02) 	$   (.04) 	$   (.02) 	$   (.04)
                                   =========  =========  =========  =========

  Weighted average number of common
  shares outstanding                 23,336  	  23,336  	  23,336  	  23,336
                                   =========  =========  =========  =========

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                        THE SPORTSMAN'S GUIDE, INC.
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

             For the Thirteen Weeks and Twenty-six Weeks Ended
                      June 28, 1996 and June 30, 1995

                         (In thousands of dollars)

                                            Thirteen Weeks   Twenty-six Weeks
                                         ------------------- -----------------
                                            1996 	    1995     1996 	    1995
                                         -------- ---------  -------- --------
Cash flows from operating activities:
  Net loss                              	$  (471)	$ (1,046)	 $  (391)	$  (956)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation and amortization            253 	     155 	     491  	   305
    Other 	                                  (20)	     (11) 	    (25)	    (17)
    Changes in assets and liabilities:
      Accounts receivable 	                  170 	     211  	    504 	    278
      Inventory 	                         (3,085) 	 (4,103) 	 (1,454)	 (7,486)
      Prepaid expenses 	                    (116) 	   (791) 	     58 	   (872)
      Promotional material 	              (1,092)	     935 	    (389)   1,132
      Bank overdraft                   	     971 	   2,403 	    (154) 	 2,403
      Accounts payable 	                     489 	     263  	 (4,604)  (1,652)
      Accrued expenses                      (324) 	   (695) 	   (111)    (927)
      Customer deposits & other
       liabilities                     	     (46)	    (161) 	   (541) 	   (98)
                                         -------- ---------  -------- --------
        Cash flows used in operating
         activities                    	  (3,271)	  (2,840) 	 (6,616)	 (7,890)

Cash flows from investing activities:
  Purchases of property and equipment  	    (241)     (421)     (396)	 (1,200)
  Disposals of property and equipment 	        - 	       -         - 	    149
                                         -------- ---------  -------- --------
        Cash flows used in investing
         activities 	                       (241)	    (421) 	   (396)	 (1,051)

Cash flows from financing activities:
  Gross borrowings under line of credit 	 19,946 	   9,395 	  30,776 	 18,540
  Gross payments under line of credit  	 (16,403)   (6,270) 	(23,728)  (9,195)
  Payments on trade creditors' obligation      - 	    (561)        - 	   (561)
  Borrowings under long-term obligation 	      - 	       -         - 	      -
  Payments under long-term obligation 	      (31)      (76)      (36)	   (496)
                                         -------- ---------  -------- --------
        Cash flows provided by financing
         activities 	                      3,512 	   2,488 	   7,012 	  8,288

Decrease in cash and cash equivalents  	       - 	    (773) 	      - 	   (653)

Cash and cash equivalents at beginning
 of the period 	                               - 	     773  	      -      653
                                         -------- ---------  -------- --------
Cash and cash equivalents at end of the
 period                                 	$     - 	$      -  	$     - 	$     -
                                         ======== =========  ======== ========

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                For the Thirteen Weeks and Twenty-six Weeks Ended
                         June 28, 1996 and June 30, 1995

                            (In thousands of dollars)

<Caption
                                            Thirteen Weeks    Twenty-six Weeks
                                            ----------------  ----------------
                                          	   1996   	 1995  	  1996 	  1995
                                            -------  -------  -------  ------
Supplemental disclosure of cash flow
- ------------------------------------
information
- -----------
Cash paid during the periods for:
      Interest                         	    $   223	 $   241  $  459  	$  395
      Income taxes                         	$     1	 $   110  $    2  	$  190

Supplemental noncash investing activities
- -----------------------------------------
Fixed assets purchased with a capital lease	$     - 	$     -  $    -  	$   17

























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

Note 2:  Per Share Data

     	   The computation of earnings per common share for the thirteen and twenty-six week periods of 1996 and 1995 is based on the weighted average number of shares outstanding during the periods.  The
    		   exercise of outstanding options and warrants is not considered in the computation because their inclusion would have been anti-dilutive for all periods presented.

Note 3:  Credit Facility

     	   On May 17, 1996, the Company entered into a new credit facility
    		   providing a revolving line of credit up to $10.0 million, subject to an adequate collateral base, expiring May 1998.  The credit facility
    		   provides for an available base amount of $6.0 million with an additional seasonal availability of $1.0 million in April, and $4.0 million May 1 through November 30 of each year.  The revolving credit facility will be for working capital and letters of credit. Letters of credit may not exceed $1.0 million at any time.

     	   Borrowings under the credit facility bear interest at the Company's
    		   primary lender's prime rate plus 1.50 percentage points.  The
   			   availability of funding under this revolving line of credit is subject to the principal balance and letter(s) of credit total being paid down to $2.0 million, plus 80% of credit card receivables under an installment plan, and remaining at this level for not less than
         30 consecutive days between December 1 and March 31 of each year.

	        The credit facility is secured by substantially all of the assets of the Company.  All borrowings are subject to various monthly covenants.  The most restrictive convenants require minimum year to date monthly profits or place limits on the maximum year to date monthly losses, a minimum net worth and limit the level of total liabilities to net worth.

                           THE SPORTSMAN'S GUIDE, INC.

                               (UNAUDITED)

Note 4:  Stockholders' Equity

        	On May 16, 1996, the Company renewed $3.4 million of subordinated notes payable which mature on June 15, 1998. The notes bear interest at the Company's primary lender's prime rate plus 1.75 percentage points, provided however that in the event the primary lender's prime rate plus 1.75 percentage points is less than 9% during any period of time, interest shall accrue at 9% per annum. Payments of interest only are due quarterly. In connection with the subordinated debt extension the Company issued warrants to purchase 3,413,000 shares of common stock at an exercise price of $.18079 per share. The notes are secured by substantially all of the assets of the Company and subordinated to the bank credit facility. The notes are subject to certain covenants including maintaining all covenants under the revolving credit facility.

Note 5:  Merger Agreement

        	The Company has terminated the Agreement and Plan of Merger (the "Agreement") dated as of March 8, 1996, by and among The Sportsman's Guide, Inc., VISTA 2000, Inc. and VISTA Acquisition Subsidiary, Inc.

        	Completion of the merger contemplated by the Agreement would have resulted in The Sportsman's Guide, Inc. being merged into a wholly-owned subsidiary of VISTA 2000, Inc. The Company terminated the Merger Agreement based on various breaches of the Agreement by VISTA 2000, Inc. The Company is reviewing all possible legal remedies to recover merger related expenses, the outcome of which is unknown at this time. All merger related costs have been appropriately expensed in the statement of operations during the twenty-six week period ended June 30, 1996.

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                      Liquidity and Capital Resources

The Company meets its operating cash requirements through funds generated from operations, borrowings under its revolving line of credit and subordinated debt with existing shareholders and new investors. Effective May 17, 1996, the Company entered into a new credit facility providing a revolving line of credit up to $10.0 million, subject to an adequate collateral base, expiring May 1998. The revolving credit facility provides for an available base amount of $6.0 million with an additional seasonal availability of $1.0 million in April, and $4.0 million May 1 through November 30 of each year. The availability of funding under the facility is subject to the principal balance and letter(s) of credit total being paid down to $2.0 million, plus 80% of credit card receivables under an installment plan, and remaining at this level for not less than 30 consecutive days between December 1 and March 31 of each year. The revolving line of credit is secured by substantially all of the assets of the Company. On May 16, 1996, the Company renewed $3.4 million of subordinated notes payable which mature June 1998. As of June 28, 1996, the Company borrowed $8,013,000 against the revolving line of credit.

The cash flow used in operating activities for the thirteen week period ended June 28, 1996, was $3,271,000 compared to $2,840,000 for the same period last year. This increase in cash flow used in operating activities was primarily a result of higher promotional materials purchases and a lower bank overdraft position which more than offset decreased cash flow needs arising from lower inventory levels. The larger promotional materials balance is due to earlier catalog in-home dates planned with the timing of the United States Post Office rate reclassification effective July 1, 1996. The cash flow used in operating activities for the twenty-six week period ended June 28, 1996, was $6,616,000 compared to $7,890,000 for the same period last year. This decrease in cash flow used in operating activities was primarily a result of carrying lower inventory levels which more than offset lower balances of bank overdraft and accounts payable.

The Company's liquidity in terms of working capital was $589,000 as of June 28, 1996, as compared to a working capital deficit of $2,463,000 as of December 29, 1995. The improvement is primarily the result of the renewal of $3,413,000 of subordinated notes to June 1998. The Company's current ratio was 1.03 to 1.00 as of June 28, 1996, as compared to .89 to 1.00 as of December 29, 1995. The Company's working capital requirements have declined during the twenty-six week period ended June 28, 1996, as compared to the same period one year ago primarily as a result of lower seasonal inventory levels, including a significant improvement in inventory turnover.

The Company believes that the new credit facility combined with the subordinated debt renewal provides sufficient operating funds to meet current and future commitments.

                              Results of Operations

Comparison of the thirteen and twenty-six week periods ended June 28, 1996, to
- ------------------------------------------------------------------------------
the thirteen and twenty-six week periods ended June 30, 1995
- ------------------------------------------------------------

The Company's sales for the thirteen and twenty-six week periods ended
June 28, 1996, increased $999,000 and $1,317,000 or 5.7% and 3.2%, respectively, from the same periods last year. Sales in the second quarter and first half of 1996 were up despite a 24% reduction in year to date circulation. For both periods, an overall improvement in customer response levels due to an improved circulation plan and a higher average order size more than offset the reduction in catalog circulation.

Gross profit for the thirteen and twenty-six week periods ended June 28, 1996, was 33.9% and 33.6% of sales, respectively, compared to 32.4% and 34.6% of sales, respectively, for the same periods last year. Year over year improvement in the gross profit as a percentage of sales for the thirteen week period was primarily related to a higher recovery of shipping and handling costs. The year to date decrease in gross profit as a percentage of sales was primarily due to lower retail product margins experienced during the first quarter which were effected by aggressive pricing in most product categories.

Selling, general and administrative expenses for the thirteen week period ended June 28, 1996, were $6,460,000 or 34.7% of sales compared to $6,916,000 or 39.3% of sales for the same period last year. Selling, general and administrative expenses for the twenty-six week period ended June 28, 1996, were $14,191,000 or 33.2% of sales compared to $15,264,000 or 36.8% of sales for the same period last year. The decrease in the dollar spending level for the thirteen and twenty-six week periods ended June 28, 1996, was primarily the result of a planned reduction in catalog circulation with a focus on balancing direct advertising and customer acquisition costs with response rates, while maximizing profits on the existing customer base. The Company maintains an assertive posture to control advertising costs and implement operational efficiencies. Effective advertising expenses as a percentage of sales for the thirteen and twenty-six week periods ended June 28, 1996, were 19.1% and 18.2%, respectively, as compared to 22.1% and 21.2%, respectively, for the same periods last year.

Merger related expenses for the thirteen and twenty-six week periods ended June 28, 1996, were $99,000 and $206,000, respectively. During May 1996, the Company terminated the Agreement and Plan of Merger (the "Agreement") dated as of March 8, 1996, by and among The Sportsman's Guide, Inc., VISTA 2000, Inc. and VISTA Acquisition Subsidiary, Inc. The Company terminated the Agreement based on various breaches of the Agreement by VISTA 2000, Inc. and is reviewing all possible legal remedies to recover merger related expenses. All merger related costs have been appropriately expensed in the statement of operations during the thirteen and twenty-six week periods ended June 28, 1996. Earnings (loss) from operations before merger related expenses for the thirteen and twenty-six week periods ended June 28, 1996, were ($149,000) and $197,000, respectively, compared to ($1,209,000) and ($933,000) for the same periods one year ago. Loss from operations after merger related expenses for the thirteen and twenty-six week periods ended June 28, 1996, was $248,000 and $9,000, respectively.

Comparison of the thirteen and twenty-six week periods ended June 28, 1996, to
- ------------------------------------------------------------------------------
the thirteen and twenty-six week periods ended June 30, 1995
- ------------------------------------------------------------

Interest expense for the thirteen and twenty-six week periods ended June 28, 1996, was $231,000 and $391,000, respectively as compared to $239,000 and $388,000 for the same periods last year.

No income tax benefit was recorded during the thirteen and twenty-six week periods ended June 28, 1996. Income tax benefit for the thirteen and twenty-six week periods ended June 30, 1995, was $393,000 and $350,000, respectively. The income tax benefit for the periods ended June 30, 1995 represents recoverable income taxes from the prior year.

As a result of the above, the net loss for the thirteen and twenty-six week periods ended June 28, 1996, was $471,000 and $391,000, respectively, as compared to net loss of $1,046,000 and $956,000, respectively, for the same periods last year.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (A)  EXHIBITS:

     	   See Exhibit Index at page 13 of this report.

    (B)  REPORTS ON FORM 8-K:

     	   On May 29, 1996, the Company filed a Current Report on Form 8-K, under Item 5, announcing that it had terminated the Agreement and Plan of Merger dated as of March 8, 1996, by and among The Sportsman's Guide, Inc., VISTA 2000, Inc. and VISTA Acquisition Subsidiary, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       							THE SPORTSMAN'S GUIDE, INC.

Date:  August 9, 1996			                      BY:	/s/ Charles B. Lingen
                                                  ---------------------
						                                           	Charles B. Lingen
                                           							Vice President Finance/CFO

                                 EXHIBIT INDEX

  EXHIBIT                                              METHOD OF FILING
- -----------                                      -----------------------------
    4.3     Form of Promissory Note dated
             May 16, 1996 issued by the Company  Filed herewith electronically

   10.15    Credit and Security Agreement
             between the Company and Norwest
         			 Business Credit, Inc.
             dated May 17, 1996                  Filed herewith electronically

    27      Financial Data Schedule              Filed herewith electronically