Form 10-Q
period 1996-09-27
SPORTSMANS GUIDE INC
filed 1996-11-08
CIK 791450

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934.  FOR THE QUARTERLY FISCAL PERIOD ENDED
        SEPTEMBER 27, 1996 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -------- EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM
         ________________ TO ________________.


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

As of November 6, 1996 there were 23,335,833 shares of the registrant's Common Stock outstanding.

                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                            THE SPORTSMAN'S GUIDE, INC.
                                  BALANCE SHEETS
                                    (UNAUDITED)
                             (In thousands of dollars)

                                              	September 27, 	   December 29,
                   ASSETS  	                       1996     	         1995
                                               -------------     ------------
CURRENT ASSETS:
     Accounts receivable                        $     2,242       $    2,231
     Inventory 	                                     18,867 	         14,208
     Prepaid expenses 	                                 739              858
     Promotional material 	                           2,201            2,114
                                                  ----------       ----------
        Total current assets 	                       24,049 	         19,411

PROPERTY AND EQUIPMENT - NET 	                        4,442	           4,298
                                                  ----------       ----------
        Total assets 	                           $   28,491       $   23,709
                                                  ==========       ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft position 	                   $    1,794 	     $    1,619
     Notes payable - bank 	                           8,681 	            965
     Current maturities of long-term debt
         Related parties                       	          - 	          2,095
         Other 	                                         51 	          1,368
     Accounts payable 	                              10,392 	         13,554
     Accrued expenses 	                                 999 	            794
     Customer deposits and other liabilities 	        1,480   	        1,479
                                                  ----------       ----------
        Total current liabilities 	                  23,397  	        21,874
LONG-TERM OBLIGATIONS:
     Long-term debt
         Related parties                              1,795                -
         Other 	                                      1,785 	            220
     Other long-term obligations 	                       38   	           67
                                                  ----------       ----------
        Total long-term obligations 	                 3,618   	          287
                                                  ----------       ----------
        Total liabilities                            27,015   	       22,161
COMMITMENTS AND CONTINGENCIES 	                           -  	             -
STOCKHOLDERS' EQUITY
     Series A Preferred Stock-$.01 par value;
       200,000 shares authorized, issued and
       outstanding 	                                      2 	              2
     Common Stock-$.01 par value; 36,800,000
       shares authorized; 23,335,833 shares
       issued and outstanding 	                         233 	            233
     Additional paid-in capital 	                     2,138  	         2,138
     Retained deficit 	                                (897)            (825)
                                                  ----------       ----------
         Total stockholders' equity                   1,476            1,548
                                                  ----------       ----------
         Total liabilities & stockholders' equity$   28,491  	    $   23,709
                                                  ==========       ==========

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                          THE SPORTSMAN'S GUIDE, INC.

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

               For the Thirteen Weeks and Thirty-nine Weeks Ended
                   September 27, 1996 and September 29, 1995

              (In thousands of dollars, except for per share data)

                                    Thirteen Weeks        Thirty-nine Weeks
                                ---------------------   ---------------------
         	                         1996        1995        1996  	     1995
                                ---------   ---------   ---------   ---------
Sales 	                         $ 26,485    $ 24,579    $ 69,273    $ 66,050

Cost of sales 	                   17,224      16,310      45,624      43,450
                                 --------    --------    --------    --------
  Gross profit 	                   9,261       8,269      23,649      22,600

Selling, general and
 administrative expenses           8,608	      9,113      22,799  	   24,377

Merger related expenses 	             12           -        	218  	        -
                                 --------    --------    --------	 	 --------
  Earnings (loss) from operations    641 	      (844)        632      (1,777)

Interest expense                     323 	       332         714 	       720

Miscellaneous (income) expense 	      (1)  	       1  	      (10)	       (14)
		                               --------    --------    --------    --------
  Earnings (loss) before income
   taxes 	                           319 	    (1,177)        (72)     (2,483)

Income tax expense (benefit) 	         -        (406) 	        -        (756)
                                 --------    --------    --------    --------
  Net earnings (loss) 	         $    319    $   (771)   $    (72)   $ (1,727)
                                 ========    ========    ========    ========
  Net earnings (loss) per share $    .01    $   (.03)   $      -    $   (.07)
				                             ========    ========    ========    ========
  Weighted average number of
    common shares outstanding     23,336  	   23,336      23,336      23,336
                                 ========    ========    ========    ========












SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                         THE SPORTSMAN'S GUIDE, INC.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

              For the Thirteen Weeks and Thirty-nine Weeks Ended
                   September 27, 1996 and September 29, 1995

                           (In thousands of dollars)

                                            Thirteen Weeks   Thirty-nine Weeks
                                         ------------------  -----------------
                                	           1996      1995     	1996     1995
                                         -------- ---------  -------- --------
Cash flows from operating activities:
  Net earnings (loss) 	                  $    319	$   (771)  $   (72) $(1,727)
  Adjustments to reconcile net earnings
  (loss) to net cash used in operating
  activities:
    Depreciation and amortization 	           260 	    186     	 751 	    491
    Other 	                                   (10)      (6)      (40)     (31)
    Changes in assets and liabilities:
      Accounts receivable                    (515)    (297) 	    (11)     (19)
      Inventory 	                          (3,205) 	(2,622)   (4,659) (10,108)
      Prepaid expenses 	                       61      697 	     119   	 (284)
      Promotional material                    302 	 (1,870)  	   (87)    (738)
      Bank overdraft 	                        329 	   (766) 	    175    1,637
      Accounts payable 	                    1,442 	  4,234    (3,162)   2,582
      Accrued expenses 	                      316 	    (57) 	    205     (783)
      Customer deposits & other
       liabilities 	                          539      325 	       1      134
                                          -------- --------  -------- --------
        Cash flows used in operating
         activities 	                        (162)    (947)   (6,780)  (8,846)

Cash flows from investing activities:
  Purchases of property and equipment        (501)    (436)     (895)  (1,636)
  Disposals of property and equipment 	         -  	     -    	    -    	 149
                                          -------- --------  -------- --------
        Cash flows used in investing
         activities 	                        (501	    (436)     (895)  (1,487)

Cash flows from financing activities:
  Net borrowings (payments) under line
  of credit 	                                 668 	  1,425 	   7,716   10,770
  Payments on trade creditors' obligation       -        - 	       -     (561)
  Payments under long-term debt 	              (5)     (42)      (41)    (529)
                                          -------- --------  -------- --------
        Cash flows provided by financing
         activities 	                         663 	  1,383 	   7,675    9,680

Decrease in cash and cash equivalents           -        -         -     (653)

Cash and cash equivalents at beginning
 of the period 	                                -  	     -         -      653
 	 	 	                                    -------- --------  -------- --------
Cash and cash equivalents at end of the
 period 	                                $      - $      -  $      - $      -
                                          ======== ========  ======== ========

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                          THE SPORTSMAN'S GUIDE, INC.
                     STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

              For the Thirteen Weeks and Thirty-nine Weeks Ended
                  September 27, 1996 and September 29, 1995

                          (In thousands of dollars)

                                             Thirteen Weeks  Thirty-nine Weeks
                                            ---------------- -----------------
                                              1996     1995      1996    1995
                                            -------  -------   ------- -------
Supplemental disclosure of cash flow
information
Cash paid during the periods for:
      Interest 	                            $  320   $  231    $  779  $  626
      Income taxes                          $    1   $    -    $    3  $  190

Supplemental noncash investing activities
Fixed assets purchased with a capital lease $    -   $    -    $    -  $   17




































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

Note 2:  Per Share Data

         The computation of earnings per share is based on the weighted average number of shares outstanding. The exercise of outstanding options and warrants is not considered in the computation because their inclusion would have been immaterial or anti-dilutive.

Note 3:  Credit Facility

         The Company has a new credit facility providing a revolving line of credit up to $10.0 million, subject to an adequate collateral base, expiring May 1998. The credit facility provides for an available base amount of $6.0 with an additional seasonal availability of $1.0 million in April, and $4.0 million May 1 through November 30 of each year. The revolving credit facility will be for working capital and letters of credit. Letters of credit may not exceed $1.0 million at any time.

         Borrowings under the credit facility bear interest at the Bank's prime rate plus 1.50 percentage points. The availability of funding under this revolving line of credit is subject to the principal balance and letter(s) of credit total being paid down to $2.0 million, plus 80% of credit card receivables under an installment plan, and remaining at this level for not less than 30 consecutive days between December 1 and March 31 of each year.

         The credit facility is secured by substantially all of the assets of the Company. All borrowings are subject to various monthly covenants. The most restrictive covenants require minimum year to date monthly profits or place limits on the maximum year to date monthly losses, a minimum net worth and limit the level of total liabilities to net worth.

                         THE SPORTSMAN'S GUIDE, INC.

                                 (UNAUDITED)


Note 3:  Credit Facility (continued)

	        On October 21, 1996, the credit facility was amended to increase the
 		      availability thereby providing a revolving line of credit up to $11.5 million, subject to an adequate borrowing base.  The additional $1.5 million of availability expires on December 15, 1996.  On
         December 16, 1996, the credit facility provides a revolving line of credit up to $10.0 million, expiring May 1998.  For 1997, and thereafter, the seasonal availability has been amended to provide for an available base amount of $6.0 million with an additional seasonal amount of $1.0 in April, and $4.0 million May 1 through December 15 of each year.  All other terms and conditions remain the same.

Note 4:  Stockholders' Equity

       	 On May 16, 1996, the Company renewed $3.4 million of subordinated notes payable which mature on June 15, 1998. The notes bear interest at the Bank's prime rate plus 1.75 percentage points, provided however that in the event the Bank's prime rate plus 1.75 percentage points is less than 9% during any period of time, interest shall accrue at 9% per annum. Payments of interest only are due quarterly. In connection with the subordinated debt extension the Company issued warrants to purchase 3,413,426 shares of common stock at an exercise price of $.18079 per share. The notes are secured by substantially all of the assets of the Company and subordinated to the bank credit facility. The notes are subject to certain covenants including maintaining all covenants under the revolving credit facility.

Note 5:  Merger Agreement

       	 The Company has terminated the Agreement and Plan of Merger (the "Agreement") dated as of March 8, 1996, by and among The Sportsman's Guide, Inc., VISTA 2000, Inc. and VISTA Acquisition Subsidiary, Inc.

       	 All merger related costs have been expensed in the statement of operations during the thirteen and thirty-nine week periods ended September 27, 1996.

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                       Liquidity and Capital Resources

The Company meets its operating cash requirements through funds generated from operations, borrowings under its revolving line of credit and subordinated debt with existing shareholders and new investors. On October 21, 1996, the Company amended its existing credit facility thereby providing a revolving line of credit up to $11.5 million, subject to an adequate borrowing base.
The additional $1.5 million of availability expires on December 15, 1996.
On December 16, 1996, the credit facility provides a revolving line of credit up to $10.0 million, expiring May 1998. For 1997, and thereafter, the seasonal availability has been amended to provide for an available base amount of $6.0 million with an additional seasonal availability of $1.0 million in April, and $4.0 million May 1 through December 15 of each year. The availability of funding under the facility is subject to the principal balance and letter(s) of credit total being paid down to $2.0 million, plus 80% of credit card receivables under an installment plan, and remaining at this level for not less than 30 consecutive days between December 1 and March 31 of each year. The revolving line of credit is secured by substantially all of the assets of the Company. The Company has issued $3.4 million of subordinated notes payable which mature June 1998. As of September 27, 1996, the Company borrowed $8,681,000 against the revolving line of credit.

The cash flow used in operating activities for the thirteen week period ended September 27, 1996, was $162,000 compared to $947,000 for the same period last year. This decrease in cash flow used in operating activities was primarily a result of net earnings of $319,000, up $1,090,000 from third quarter last year. Other significant variances include a $2,172,000 decrease in cash flow used for promotional materials (caused by changes in the timing of catalog in home dates year over year) which was more than offset by a related $2,792,000 decrease in cash flow provided by a decrease in accounts payable. The cash flow used in operating activities for the thirty-nine week period ended September 27, 1996, was $6,780,000 compared to $8,846,000 for the same period last year. This decrease in cash flow used in operating activities was primarily a result of improvements in the year to date net loss position of $(72,000), which is $1,655,000 favorable to prior year. Other significant variances include a $5,449,000 decrease in cash flow used for inventory which was more than offset by a related $5,744,000 decrease in cash flow provided by a decrease in accounts payable.

The Company had working capital of $652,000 as of September 27, 1996, as compared to a working capital deficit of $2,463,000 as of December 29, 1995. The improvement is primarily the result of the renewal of $3,413,000 of
subordinated notes to June 1998.   The Company's current ratio was 1.03 to
1.00 as of September 27, 1996, as compared to .89 to 1.00 as of December 29, 1995. The Company's working capital requirements have declined during the thirty-nine week period ended September 27, 1996, as compared to the same period one year ago primarily as a result of lower seasonal inventory levels, including a significant improvement in inventory turnover.

The Company believes it will have sufficient funds to meet current and future commitments.

                            Results of Operations

Comparison of the thirteen and thirty-nine week periods ended September 27,
---------------------------------------------------------------------------
1996, to the thirteen and thirty-nine week periods ended September 29, 1995
---------------------------------------------------------------------------

The Company's sales for the thirteen and thirty-nine week periods ended September 27, 1996, increased $1,906,000 and $3,223,000 or 7.8% and 4.9%, respectively, from the same periods last year. Sales in the thirteen and thirty-nine week periods ended September 27, 1996 were up due to higher customer response levels and a higher average order size driven by strategic changes in the marketing and merchandising plans. The favorable response rates and average order size variances have been partially offset by circulation reductions of 11% during the third quarter of 1996 versus the third quarter of 1995 and 20% on a year to date basis ending September 27, 1996 versus year to date September 29, 1995.

Gross profit for the thirteen and thirty-nine week periods ended September 27, 1996, was 35.0% and 34.1% of sales, respectively, compared to 33.6% and 34.2% of sales, respectively, for the same periods last year. Year over year improvement in the gross profit as a percentage of sales for the thirteen week period was primarily related to stronger product margins combined with efficiencies in distribution costs. Year over year gross profit as a percentage of sales on a year to date basis is flat, with slightly lower product margins largely recovered with efficiencies in distribution costs.

Selling, general and administrative expenses for the thirteen week period ended September 27, 1996, were $8,608,000 or 32.5% of sales compared to $9,113,000 or 37.1% of sales for the same period last year. Selling, general and administrative expenses for the thirty-nine week period ended
September 27, 1996, were $22,799,000 or 32.9% of sales compared to $24,377,000 or 36.9% of sales for the same period last year. The decrease in expenses for the thirteen and thirty-nine week periods ended September 27, 1996 was primarily the result of the improved 1996 circulation plan. The strategy supporting the 1996 catalog circulation plan emphasizes a reduction in overall circulation while balancing advertising and customer acquisition costs with response rates and profits. Effective advertising expenses as a percentage of sales for the thirteen and thirty-nine week periods ended September 27, 1996, were 18.4% and 18.3%, respectively, as compared to 23.4% and 22.0%, respectively, for the same periods last year.

Merger related expenses for the thirteen and thirty-nine week periods ended September 27, 1996, were $12,000 and $218,000, respectively. All merger related costs have been expensed in the statement of operations during the thirteen and thirty-nine week periods ended September 27, 1996. Earnings
(loss) from operations before merger related expenses for the thirteen and thirty-nine week periods ended September 27, 1996, were $653,000 and $850,000, respectively, compared to $(844,000) and $(1,777,000) for the same periods one year ago. Earnings from operations after merger related expenses for the thirteen and thirty-nine week periods ended September 27, 1996, was $641,000 and $632,000, respectively.

Comparison of the thirteen and thirty-nine week periods ended September 27,
---------------------------------------------------------------------------
1996, to the thirteen and thirty-nine week periods ended September 29, 1995
---------------------------------------------------------------------------

Interest expense for the thirteen and thirty-nine week periods ended September 27, 1996, was $323,000 and $714,000, respectively as compared to $332,000 and $720,000 for the same periods last year.

No income tax expense was recorded during the thirteen week period and no income tax benefit was recorded during the thirty-nine week period, ended September 27, 1996. Income tax benefit for the thirteen and thirty-nine week periods ended September 29, 1995, was $406,000 and $756,000, respectively. The Company has operating loss carryforwards of approximately $3,756,000 that expire in 2010. The income tax benefit for the periods ended September 29, 1995 represents recoverable income taxes from the prior year.

As a result of the above, the net earnings (loss) for the thirteen and thirty-nine week periods ended September 27, 1996, was $319,000 and $(72,000), respectively, as compared to net (loss) of $(771,000) and $(1,727,000), respectively, for the same periods last year.

                         PART II.  OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on July 17, 1996, at which the following two matters were submitted to a vote of shareholders:

1.  Election of seven directors.  The vote on this matter was as follows:

       	Nominee 			                  For 				                   Withheld
        -------                      ---                        --------
    Vincent W. Shiel 	            16,620,055 				                   0

    Gary Olen             		      16,620,055              				      0

    Leonard M. Paletz 	    	      16,620,055 			             	      0

    Mark F. Kroger 		             16,620,055 			             	      0

    William T. Sena 		            16,620,055 				                   0

    Greg Binkley 		               16,620,055 				                   0

    Charles Lingen 		             16,620,055		                      0


2. Approval and ratification of the selection of Grant Thornton LLP as independent public accountants to audit the Company's financial statements for the fiscal year ending December 27, 1996. The vote on this matter was as follows:

          	For 			                  Against 			                	Abstain
           ---                      -------                     -------
       16,620,055 	                    0 	                         0


Item 6.  Exhibits and Reports on Form 8-K

    (A)  EXHIBITS:

     	   See Exhibit Index at page 13 of this report.

    (B)  REPORTS ON FORM 8-K:

     	   None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        						THE SPORTSMAN'S GUIDE, INC.


Date:  November 6, 1996	        		            BY:/s/ Charles B. Lingen
                                                 -----------------------
                                           						Charles B. Lingen
                                           						Vice President Finance/CFO

                                EXHIBIT INDEX

  EXHIBIT

    27	         Financial Data Schedule	        Filed herewith electronically