Form 10-K405
period 1996-12-27
SPORTSMANS GUIDE INC
filed 1997-03-24
CIK 791450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (Fee Required). For the fiscal year ended December 27, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (No Fee Required). For the transition period from         to         .

                         Commission file number 015767

                            ------------------------

                          THE SPORTSMAN'S GUIDE, INC.

             (Exact name of registrant as specified in its charter)

               MINNESOTA                                41-1293081
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

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

                                (TITLE OF CLASS)

                     Common Stock, par value $.01 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 14, 1997, the aggregate market value of the registrant's Common Stock held by nonaffiliates was approximately $4,283,289 based on the average bid and asked price of the Common Stock on such date.

    As of March 14, 1997, there were 2,333,600 shares of the registrant's Common Stock outstanding.

                         Exhibit index appears at page 37.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    The Sportsman's Guide, Inc. ("the Company") is engaged in the retail mail order catalog business, featuring merchandise for people who enjoy the outdoors, for handymen/do-it-your-selfers, and for anyone who appreciates high-value, high-quality general merchandise for everyday use. In addition, the Company markets primarily to men and is uniquely positioned within five specialty niches including footwear, military surplus, and hunting, shooting, and camping equipment. The Company's merchandise is marketed via monthly and specialty titles of The Sportsman's Guide's catalog. The Company had 1996 sales of $112.3 million. The Sportsman's Guide has had over 3.3 million customers in its operating history of which 1.0 million purchased from the Company's catalogs within the last twelve months. The typical Sportsman's Guide customer is a 30-50 year old male who has an interest in hunting, shooting, fishing, camping or the outdoors in general. The average customer has a mean household income of $45 thousand. The Company also has a small retail outlet store from which it sells discontinued, overstocked and regular catalog merchandise.

    The Company was incorporated under the laws of the State of Minnesota on March 25, 1977, as The Olen Company, Inc. At that time the Company acquired the business and assets of The Olen Company, a sole proprietorship owned by Gary Olen, an officer, director and shareholder of the Company. In March 1986, the Company changed its name to The Sportsman's Guide, Inc.

    MERCHANDISING

    Through its catalogs, the Company offers for sale a variety of merchandise, including manufacturers' close-outs, primarily for the individual outdoorsman. These items include hunting and general apparel, footwear, hunting and shooting accessories, ammunition, knives and accessories, camping equipment, general merchandise, collectibles and a variety of gift items.

    Although the Company does not manufacture any of its products, a small percentage of the items in the catalogs are custom-designed by the Company, including T-shirts and sweatshirts, hunting apparel, knives, patches, shirts and other hunting accessories.

    During fiscal years 1994, 1995 and 1996, no class of similar products contributed more than ten percent of the Company's total sales.

    SUPPLIERS

    The Company purchases its merchandise from a wide variety of suppliers. Generally, the Company purchases all of its product needs for a given item from one vendor. No single supplier accounted for more than ten percent of the Company's purchases during 1996. The Company believes that alternative sources are available for most of its merchandise.

    The Company primarily utilizes two printers to print and mail its catalogs. The Company is not dependent upon either of these printers to perform these functions and has used other companies for this purpose during 1996 and prior years.

    MARKETING

    Catalog publications during 1996 consisted of twelve monthly editions complimented by ten specialty titles targeting footwear, hunting apparel, military surplus and shooting supplies. The twenty-two catalog editions produced during 1996 compares to twenty-three editions during 1995, and thirteen editions in 1994. The Company first tested the specialty catalog concept during 1994 and found it to be successful. During 1995 and 1996 this concept has been developed into the numerous specialty editions mentioned above. The specialty titles allow a customized marketing plan for individual consumer groups thereby maximizing response rates and minimizing advertising costs. New customers are largely pursued through the more general merchandise found in the monthly catalog editions.

    The Company mailed approximately forty-five million catalogs to existing and prospective customers during 1996, a twenty percent reduction from 1995. The marketing activities are centered around two primary programs: new customer acquisition and existing customer programs.

    The Company's customer acquisition programs are designed to identify and capture new customers that fit its customer profile, and once acquired, maximize the long-term profit potential from those customers. The primary sources of prospective customers are rented mailing lists from over sixty different direct marketing companies and over forty periodicals. During 1996, new customers accounted for approximately twenty percent of the Company's sales.

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

    During 1996, the Company has continued to expand several marketing programs that were initiated during 1995. These programs include a buyer's club and an installment payment plan. Customers can purchase a one year membership in the buyer's club for a $29.99 fee, or option for a two or three year membership for fees of $53.99 and $80.99, respectively. Club members receive exclusive merchandise offers as well as merchandise discounts of ten percent on regularly priced items and five percent on sale items and special buys. The Company's installment payment plan, known as the Company's E-Z Pay Plan, is available to all customers with orders of $50 or more. Payments under the plan consist of twenty-five percent down with three additional installments of equal amounts in 30 day increments. No interest or additional fees are charged to the customers who elect the E-Z Pay Plan.

    As a part of its marketing approach, the Company maintains a liberal policy of making refunds or exchanges for all merchandise returned by customers for any reason. The Company places no time limitation on this return policy. Returned merchandise is restocked, sold in the retail outlet, returned to the supplier or scrapped.

    ORDER PROCESSING AND FULFILLMENT

    Processing of customer orders is coordinated and handled by the Company's on-line order entry system. Approximately 70 percent of the customer orders are placed through the Company's toll-free telephone lines which are staffed 24 hours per day, seven days per week. The Company's telemarketing department is staffed with individuals who are familiar with the products offered in the catalogs, and can offer assistance to customers on availability, color, size, etc. Telemarketers use a catalog sales system with pre-written merchandise descriptions and sales offers, entering orders directly into the Company's on-line computer system. The remainder of the Company's sales are primarily received through the mail or by facsimile. Mail orders are payment verified, batched and processed through the order entry system. Customers can pay for their orders by any combination of check or credit card. Charges are not billed to customer credit cards until the orders are ready for shipment.

    The Company promises next business day shipping on orders received by 7 p.m. for in-stock merchandise. Virtually all of the Company's merchandise is stocked at, and shipped from, its facility in South St. Paul, Minnesota, although a small percentage of merchandise is drop-shipped directly to the customer by specific vendors. The Company primarily utilizes the United Parcel Service and the United States Postal Service for shipment of its merchandise to its customers. When cost effective, the Company utilizes a consolidating shipper for delivery to the United States Postal Service.

    COMPETITION

    The direct marketing industry includes a wide variety of specialty and general merchandise retailers in a highly competitive and fragmented business environment. The Company sells its products to customers in all fifty states and competes in the purchase and sale of merchandise with all retailers. The Company believes that no direct competitor offers as comprehensive a selection of products at lower prices. However, there are other mail order catalogs as well as discount retailers that offer similar products to those found in The Sportsman's Guide catalog. Other outdoor/hunting catalogs include Bass Pro Shops and Cabela's. None of these catalogs focus directly on the value-oriented outdoorsman niche but rather compete with The Sportsman's Guide only in certain product categories. Discount retailers, such as Wal-Mart and K-Mart, offer selected similar products to those found in the Company's catalogs but generally at equal or higher prices.

    The Company competes by emphasizing the following:

    - Concentration on high quality products sold at low prices, including manufacturers' close-outs, military surplus and unusual or hard-to-find products which provide value to the customers.

    - Creative and expansive use of art and copy where each product is extensively described with humorous call-outs and photo captions, photos and caricatures. Copy is written in the first person from Gary Olen, the President of the Company, to the reader. The catalog is perceived by customers as having entertainment value and is positioned as "The Fun-to-Read Catalog" TM.

    - Each product is hand-picked and field tested by Company Associates to insure its quality, functionality, proper sizing and therefore its ultimate appeal to the customers.

    - Strong emphasis on customer service exists by keeping most items in stock, allowing a guaranteed return policy, personally replying to complaints, and providing courteous and prompt service and delivery times.

    - Toll-free telephone and fax ordering and toll-free customer service lines are provided for customer use.

    SEASONALITY

    The majority of the Company's sales historically occur during the third and fourth fiscal quarters. The seasonal nature of the Company's business is due to the catalog's focus on hunting/shooting merchandise and related accessories for the fall and winter apparel and gifts for the holiday seasons. The following table illustrates the seasonal trends in the Company's sales for the fiscal years ended December 27, 1996, December 29, 1995, and December 30, 1994.

                                                                                  PERCENT OF
                                                                                 TOTAL ANNUAL
SIX MONTHS ENDED                                                                    SALES
------------------------------------------------------------------------------  --------------
June 1994.....................................................................       37%
December 1994.................................................................       63%

June 1995.....................................................................       41%
December 1995.................................................................       59%

June 1996.....................................................................       38%
December 1996.................................................................       62%

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

    EMPLOYEES

    As of December 27, 1996, the Company had approximately 880 Associates.

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

    In addition, the Federal Trade Commission has established guidelines for advertising and labeling many of the products sold by the Company. The Company is also subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, charging and collecting state sales or use tax and product safety/restrictions.

ITEM 2.  PROPERTIES

    The Company's offices, warehouse and distribution facilities are located at 411 Farwell Avenue, South St. Paul, Minnesota. The Company currently leases approximately 320 thousand square feet under a triple net lease expiring October, 1998. All of the Company's operations are located at this facility. The Company believes its present facilities will be sufficient for its current operating plan.

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

    All per share amounts have been restated to reflect a one-for-ten reverse stock split approved by the stockholders on March 5, 1997 (see Note J of Notes To Financial Statements).

                                              HIGH                 LOW
                                             ------               -----
1996
Fourth Quarter..........................       2  1/2              1  1/2
Third Quarter...........................       1  7/8              1  7/8
Second Quarter..........................       1  7/8                 5/16
First Quarter...........................          15/16               5/16

1995
Fourth Quarter..........................       3  1/8                 15/16
Third Quarter...........................       5                   3  1/8
Second Quarter..........................       6  7/8              2  1/2
First Quarter...........................      10                   5  5/8

    HOLDERS

    At March 14, 1997, there were approximately 312 holders of record of the Company's Common Stock. This number does not include persons whose shares are held in "street" or nominee name.

    DIVIDENDS

    The Company neither declared nor paid any cash dividends to holders of its Common Stock during the fiscal years ended December 27, 1996 and December 29, 1995. The Company currently intends to retain all earnings for use in its business for the foreseeable future. The Company is prohibited from paying and declaring dividends under the terms of its revolving credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial information with respect to the Company's five most recent fiscal years. This selected financial information should be read in conjunction with the Company's Financial Statements included in this report.

                                                                    FISCAL YEARS ENDED(1)
                                             -------------------------------------------------------------------
                                             DECEMBER 27,  DECEMBER 29,  DECEMBER 30,  DECEMBER 31,  JANUARY 1,
                                                 1996          1995          1994          1993         1993
                                             ------------  ------------  ------------  ------------  -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Sales......................................   $  112,270    $  101,832    $   96,398    $   60,191    $  38,162
Earnings (loss) from operations............        4,056        (1,229)        3,732           (26)         592
Net earnings (loss)........................        2,327        (1,744)        2,722          (478)         511
Net earnings (loss) per common share:
  Primary (2)..............................          .92          (.75)         1.05          (.20)         .22
  Fully diluted (2)........................          .91          (.75)         1.01          (.20)         .22
Weighted average number of shares
  outstanding:
  Primary (2)..............................        2,589         2,334         2,588         2,333        2,333
  Fully diluted (2)........................        2,589         2,334         2,700         2,333        2,333

BALANCE SHEET DATA
Total assets...............................   $   27,890    $   23,709    $   21,179    $   14,546    $   8,623
Long-term debt excluding trade creditors'
  obligation...............................        3,606           287         3,873         1,900          912
Trade creditors' obligation................       --            --                74           635          635
Stockholders' equity.......................        3,875         1,548         3,292           570        1,048

------------------------

(1) The Company operates on a 52 or 53 week fiscal year ending the Friday nearest December 31. All of the above fiscal years consisted of 52 weeks except fiscal year ended January 1, 1993 which consisted of 53 weeks.

(2) All amounts have been restated to reflect a one-for-ten reverse stock split approved by the stockholders on March 5, 1997 (see Note J of Notes To Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

                             1996 COMPARED TO 1995

    Record sales during fiscal 1996 of $112.3 million were $10.5 million (10.3%) over fiscal 1995 sales of $101.8 million. Sales improvements were primarily driven by increases in the average customer order size and customer response. Overall advertising expense was controlled through a 20% reduction in the circulation plan from last year. Sales per each advertising dollar expended of $5.76 during 1996 was significantly ahead of $4.71 during 1995. The Company distributed a monthly publication as well as ten specialty titles during 1996. Publications during 1996 totaled twenty-two as compared to twenty-three during 1995.

    Gross profit increased $5.4 million during 1996, a 15% gain over fiscal 1995. Gross profit gains were impacted as a result of a 10.3% sales increase and improved retail product margins. Gross profit as a percentage of sales was 35.7% during 1996 as compared to 34.1% during 1995. Improvements in the retail product margins account for a majority of the performance gain in gross profit percentage. These margin improvements are driven by a strategic plan of shifting product offerings to a larger percentage sales mix of manufacturers' close-outs as well as a larger sales mix in higher margin product categories, including apparel and footwear.

    Selling, general and administrative expenses during fiscal 1996 of $35.8 million were $138 thousand lower than last year. Selling, general and administrative expenses as a percentage of sales decreased significantly to 31.9% for 1996 as compared to 35.3% for 1995. These spending efficiencies as a percentage of sales were primarily the result of an improved circulation plan which lowered the percentage of direct advertising expenses, offset slightly by higher spending in other expense categories. The strategy supporting the 1996 catalog circulation plan emphasizes a reduction in the overall circulation while optimizing advertising and customer acquisition costs with increased response rates and profits. Total circulation during 1996 of approximately 45 million catalogs represents a 20% decrease from last year. Effective advertising expenses as a percentage of sales for fiscal 1996 were 17.4% as compared to 21.2% for last year.

    During May 1996, the Company terminated an Agreement and Plan of Merger (the "Agreement") executed March 8, 1996, by and among The Sportsman's Guide, Inc., VISTA 2000, Inc. and VISTA Acquisition Subsidiary, Inc. The Company terminated the Agreement based on various breaches of the Agreement by VISTA 2000, Inc. Merger related costs totaling $228 thousand were incurred during the year and have been expensed in the statement of operations. Earnings (loss) from operations before merger related expenses for 1996 were $4.3 million as compared to ($1.2) million for last year.

    Record earnings from operations for 1996 of $4.1 million were $5.3 million favorable to 1995's loss from operations of ($1.2) million. Earnings (loss) from operations as a percentage of sales was 3.6% during 1996 as compared to (1.2%) during 1995.

    Interest expense for 1996 of $981 thousand was $38 thousand (4.0%) higher than last year's expense of $943 thousand. The weighted average interest rate during 1996 of 10.6% was 140 basis points above last year and was largely a reflection of the higher credit risk, associated with the Company, following 1995's soft performance.

    Income tax expense for fiscal 1996 was $759 thousand as compared to an income tax benefit of ($355) thousand in 1995. The Company's effective tax expense (benefit) rates for 1996 and 1995 were 24.6 percent and (16.9) percent, respectively. The Company's effective tax rate in 1996 was lower than the statutory tax rate due to the utilization of net operating loss carryforwards. The Company's effective tax rate in 1995 was lower than the statutory rate due to a valuation allowance being recorded.

    As a result of the aforementioned, the net earnings for fiscal 1996 were $2.3 million as compared to a net loss of ($1.7) million for fiscal 1995. The net primary earnings per common share in 1996 was 92 cents, compared to a net loss per common share of (75) cents in 1995.

                             1995 COMPARED TO 1994

    The Company's sales during fiscal 1995 were $101.8 million as compared to $96.4 million during 1995, an increase of approximately 6 percent. The increase in sales was a result of a 38 percent increase in total catalog mailings offset, for the most part, by lower than anticipated customer demand. The Company continued to increase its annual catalog publications with twenty-three editions in 1995 as compared with thirteen editions in 1994. The lower than anticipated customer demand was partially caused by several catalog mailings being delivered late to the customers' homes.

    Gross profit in 1995 increased $2.7 million, or 8 percent compared to fiscal 1994, primarily reflecting the increased sales volume. The gross profit as a percentage of sales increased to 34.1 percent from 33.2 percent in 1994. The majority of the increase in the gross profit percentage was a result of the Company increasing shipping and handling charges on outgoing parcels to its customers. In the aggregate, retail product margins, as a percentage of sales, were virtually unchanged from the prior year.

    Selling, general and administrative expenses were $35.9 million or 35.3 percent of sales in 1995 compared to $28.3 million or 29.4 percent of sales in 1994. The increase in spending was primarily due to the higher catalog mailings and higher equipment and building rent as well as increased depreciation. The latter three items were expended to increase the capacity of the computer system, telephone switch and warehouse. The increase as a percent of sales was primarily due to lower than anticipated customer response on virtually all catalogs along with higher postage and paper costs. Virtually the entire mail order industry and retailing in general experienced softness in consumer demand in 1995.

    As a result of the above, the Company incurred a loss from operations of ($1.2) million in fiscal 1995.

    Interest expense for 1995 was $943 thousand compared to $582 thousand in 1994. The increase of $361 thousand was primarily attributable to higher daily bank borrowings as a result of higher inventory levels throughout the year.

    The income tax benefit for fiscal 1995 was ($355) thousand as compared to income tax expense of $385 thousand in 1994. The Company's effective tax expense (benefit) rates for 1995 and 1994 were (16.9) percent and 12.4 percent, respectively. At December 29, 1995, the Company had net operating loss carryforwards of $3.8 million. The Company's effective tax rate in 1995 was lower than the statutory tax rate due to a valuation allowance being recorded. The Company's effective tax rate for 1994 was lower than the statutory tax rate due to the utilization of net operating loss carryforwards.

    As a result of the aforementioned, the net loss for fiscal 1995 was ($1.7) million as compared to net earnings of $2.7 million for fiscal 1994. The net loss per common share in 1995 was 75 cents, compared to net earnings per common share of $1.05 in 1994.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company meets its operating cash needs through funds generated from operations, borrowings under its revolving line of credit and subordinated debt with shareholders and other investors. During 1996, the Company entered into a credit facility providing a revolving line of credit up to $10.0 million, subject to an adequate borrowing base, expiring in May 1998. The credit facility provides an available base amount of $6.0 million with an additional seasonal availability of $1.0 million in April and an additional $4.0 million from May 1st through December 15th of each year. The credit facility is available for working capital requirements with up to $1.0 million available for letters of credit, subject to collateral coverage requirements. The availability of funding under the facility is subject to the sum of the principal balance and letter(s) of credit being paid down to $3.0 million, plus 80% of installment receivables. The paydown requirement must be maintained for not less than 15 consecutive days between December 1st and March 31st of each year. The revolving line of credit is secured by substantially all assets of the Company. The credit agreement contains certain financial covenants which, among other factors, requires the Company to maintain certain levels of year-to-date earnings (loss), tangible net worth, a maximum debt to tangible net worth ratio and a maximum yearly level of capital spending. The Company was in compliance with these covenants at December 27, 1996.

    The Company provided $662 thousand of cash from operations during 1996 compared to providing $1.3 million in cash during 1995. The net decrease in cash provided by operating activities resulted primarily from an increase of $3.6 million in inventory partially offset by the improved profitability of the Company. The Company built inventory levels at year-end to support the planned sales requirements of mailing four catalogs during January 1997, versus only one in January 1996.

    The Company had positive working capital of $3.6 million at December 27, 1996, compared to negative working capital of $2.5 million at December 29, 1995. At December 27, 1996 the Company had a current ratio of 1.18:1.00, compared to a current ratio of .89:1.00 at December 29, 1995. The increase of $6.1 million in working capital during 1996 is primarily the result of the Company's improved profitability during 1996 and the renewal of the $3.4 million in subordinated debt, maturing June 1998.

    The Company offers its customers a four-pay installment credit plan with no finance fees; known as the E-Z Pay Plan. As a result, the Company supported installment receivables totaling $2.3 million at December 27, 1996 and $1.2 million at December 29, 1995. The payment plan was initiated in November, 1995. The Company's receivable balances are generally reflective of sales volume with approximately 12% of the Company's sales generated by customers on the installment plan. Continuation of the four-pay installment plan will require the allocation of working capital which the Company expects to fund from internal operations and availability under its revolving credit facility.

    The Company's utilization of cash for investment activities of $1.1 million in 1996 was $626 thousand lower than the 1995 utilization of cash. Investment activities during fiscal 1996 consisted of capital expenditures including projects to develop computer software systems and enhance warehouse operations in terms of efficiencies and capacity. During 1994, the Company began a multi-year project of replacing and enhancing its operational and management information system. During 1997, the Company plans to continue the system development plan with additional hardware and software upgrades totaling $900 thousand which will be funded from operations.

    The Company has entered several long-term contracts related to a building facility, telecommunication and computer equipment, and long-distance telephone services. The Company occupies approximately 320 thousand square feet under a lease that expires in October, 1998. The Company has a forty-eight month lease contract, expiring September 1999, for a telecommunication system with an original equipment value of approximately $1.1 million. The Company has several lease contracts with terms ranging from nineteen months to thirty-two months for various computer equipment with an original equipment value of approximately $924 thousand. During 1996, the Company entered into a three year agreement for long-distance telephone service with minimum purchase commitments of approximately $900 thousand per year.

    The Company believes it will have sufficient funds available to meet current and future commitments.

    This report contains forward looking statements which are subject to change based on various important factors, including but not limited to general economic conditions, a changing market environment for the Company's products and the market acceptance of the Company's catalogs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and schedules relating to the Company are included herein:

                                                                                                      PAGE
                                                                                                      -----
Financial Statements:

  Report of Independent Certified Public Accountants.............................................          12

  Balance Sheets as of December 27, 1996 and December 29, 1995...................................          13

  Statements of Operations for the fiscal years ended December 27, 1996, December 29, 1995 and
    December 30, 1994............................................................................          14

  Statements of Changes in Stockholders' Equity for the fiscal years ended December 27, 1996,
    December 29, 1995 and December 30, 1994......................................................          15

  Statements of Cash Flows for the fiscal years ended December 27, 1996, December 29, 1995 and
    December 30, 1994............................................................................          16

  Notes to Financial Statements..................................................................          17

Financial Statement Schedules:

  Schedule II--Valuation and Qualifying Accounts for the fiscal years ended December 27, 1996,
    December 29, 1995 and December 30, 1994......................................................          27

                          [Grant Thornton Letterhead]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
The Sportsman's Guide, Inc.

    We have audited the accompanying balance sheets of The Sportsman's Guide, Inc. (a Minnesota corporation) as of December 27, 1996 and December 29, 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman's Guide, Inc. as of December 27, 1996 and December 29, 1995 and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 1996 in conformity with generally accepted accounting principles.

    We have also audited Schedule II for each of the three fiscal years in the period ended December 27, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
January 29, 1997 (except for Note J,
  as to which the date is March 5, 1997)

                          THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                              DECEMBER 27,  DECEMBER 29,
                                                                                  1996          1995
                                                                              ------------  ------------
                                                 ASSETS
CURRENT ASSETS:
  Accounts receivable--net..................................................   $    3,038    $    2,231
  Inventory.................................................................       17,765        14,208
  Prepaid expenses..........................................................          538           858
  Promotional material......................................................        2,194         2,114
                                                                              ------------  ------------
      Total current assets..................................................       23,535        19,411
PROPERTY AND EQUIPMENT--NET.................................................        4,355         4,298
                                                                              ------------  ------------
      Total assets..........................................................   $   27,890    $   23,709
                                                                              ------------  ------------
                                                                              ------------  ------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft position...................................................   $    3,539    $    1,619
  Notes payable--bank.......................................................        1,497           965
  Current maturities of long-term debt
    Related parties.........................................................       --             2,095
    Other...................................................................           52         1,368
  Accounts payable..........................................................       10,710        13,554
  Accrued expenses..........................................................        1,809           794
  Customer deposits and other liabilities...................................        2,316         1,479
                                                                              ------------  ------------
      Total current liabilities.............................................       19,923        21,874

Long-term debt
  Related parties...........................................................        1,795        --
  Other.....................................................................        1,811           287
Deferred income taxes                                                                 486        --
                                                                              ------------  ------------
      Total liabilities.....................................................       24,015        22,161

COMMITMENTS AND CONTINGENCIES...............................................       --            --

STOCKHOLDERS' EQUITY
  Series A Preferred Stock--$.01 par value; 200,000 shares authorized,
    20,000 issued and outstanding...........................................       --            --
  Common Stock--$.01 par value; 36,800,000 shares authorized; 2,333,600
    shares issued and outstanding...........................................           23            23
  Additional paid-in capital................................................        2,350         2,350
  Accumulated earnings (deficit)............................................        1,502          (825)
                                                                              ------------  ------------
      Total stockholders' equity............................................        3,875         1,548
                                                                              ------------  ------------
      Total liabilities & stockholders' equity..............................   $   27,890    $   23,709
                                                                              ------------  ------------
                                                                              ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                           THE SPORTSMAN'S GUIDE, INC

                            STATEMENTS OF OPERATIONS

                     FISCAL YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            DECEMBER 27,       DECEMBER 29,       DECEMBER 30,
                                                                1996               1995               1994
                                                          -----------------  -----------------  -----------------
Sales...................................................     $   112,270        $   101,832         $  96,398
Cost of sales...........................................          72,200             67,137            64,367
                                                                --------           --------           -------
  Gross profit..........................................          40,070             34,695            32,031
Selling, general and administrative expenses............          35,786             35,924            28,299
Merger related expenses.................................             228            --                 --
                                                                --------           --------           -------
  Earnings (loss) from operations.......................           4,056             (1,229)            3,732
Interest expense........................................            (981)              (943)             (582)
Miscellaneous income (expense)..........................              11                 73               (43)
                                                                --------           --------           -------
  Earnings (loss) before income taxes...................           3,086             (2,099)            3,107
Income tax benefit (expense)............................            (759)               355              (385)
                                                                --------           --------           -------
  Net earnings (loss)...................................     $     2,327        $    (1,744)        $   2,722
                                                                --------           --------           -------
                                                                --------           --------           -------
Net earnings (loss) per common share:
  Primary...............................................     $       .92        $      (.75)        $    1.05
                                                                --------           --------           -------
                                                                --------           --------           -------
  Fully diluted.........................................     $       .91        $      (.75)        $    1.01
                                                                --------           --------           -------
                                                                --------           --------           -------
Weighted average common and
  common equivalent shares outstanding:
  Primary...............................................           2,589              2,334             2,588
                                                                --------           --------           -------
                                                                --------           --------           -------
  Fully diluted.........................................           2,589              2,334             2,700
                                                                --------           --------           -------
                                                                --------           --------           -------

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     FISCAL YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

                                 (IN THOUSANDS)

                                                         PREFERRED STOCK             COMMON STOCK        ADDITIONAL   ACCUMULATED
                                                     ------------------------  ------------------------    PAID-IN      EARNINGS
                                                       SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL     (DEFICIT)
                                                     -----------  -----------  -----------  -----------  -----------  ------------
January 1, 1994....................................          20    $  --            2,334    $      23    $   2,350    $   (1,803)
  Net earnings.....................................      --           --           --           --           --             2,722
                                                             --
                                                                       -----        -----          ---   -----------  ------------

December 30, 1994..................................          20       --            2,334           23        2,350           919
  Net loss.........................................      --           --           --           --           --            (1,744)
                                                             --
                                                                       -----        -----          ---   -----------  ------------

December 29, 1995..................................          20       --            2,334           23        2,350          (825)
                                                             --
                                                                       -----        -----          ---   -----------  ------------
  Net earnings.....................................      --           --           --           --           --             2,327
                                                             --
                                                                       -----        -----          ---   -----------  ------------

December 27, 1996..................................          20    $  --            2,334    $      23    $   2,350    $    1,502
                                                             --
                                                             --
                                                                       -----        -----          ---   -----------  ------------
                                                                       -----        -----          ---   -----------  ------------

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF CASH FLOWS

                     FISCAL YEARS ENDED DECEMBER 27, 1996,
                    DECEMBER 29, 1995 AND DECEMBER 30, 1994

                           (IN THOUSANDS OF DOLLARS)

                                                                        DECEMBER 27,  DECEMBER 29,  DECEMBER 30,
                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------
Cash flows from operating activities:
  Net earnings (loss).................................................   $    2,327    $   (1,744)   $    2,722
  Adjustments to reconcile net earnings (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization.....................................        1,092           708           455
    Deferred income taxes.............................................          486          (290)          290
    Other.............................................................          (44)          (38)           94
    Changes in assets and liabilities:
      Accounts receivable.............................................         (807)       (1,446)         (521)
      Inventory.......................................................       (3,557)         (637)       (3,419)
      Prepaid expenses................................................          320          (131)         (594)
      Promotional material............................................          (80)           41          (688)
      Bank overdraft position.........................................        1,920         1,619        --
      Accounts payable................................................       (2,844)        2,664         1,979
      Accrued expenses................................................        1,015          (249)          636
      Customer deposits and other liabilities.........................          834           779        (1,079)
                                                                        ------------  ------------  ------------
        Cash flows provided by (used in) operating activities.........          662         1,276          (125)
Cash flows from investing activities:
  Purchases of property and equipment.................................       (1,149)       (1,911)       (2,063)
  Proceeds from sale of property and equipment........................       --               136            28
                                                                        ------------  ------------  ------------
        Cash flows used in investing activities.......................       (1,149)       (1,775)       (2,035)
Cash flows from financing activities:
  Net proceeds from revolving credit line.............................          532           965        --
  Payments on trade creditors' obligation.............................       --              (561)         (150)
  Proceeds from long-term debt........................................       --            --             2,500
  Payments on long-term debt..........................................          (45)         (558)         (258)
                                                                        ------------  ------------  ------------
        Cash flows provided by (used in) financing activities.........          487          (154)        2,092
                                                                        ------------  ------------  ------------
Decrease in cash and cash equivalents.................................       --              (653)          (68)
Cash and cash equivalents at beginning of year........................       --               653           721
                                                                        ------------  ------------  ------------
Cash and cash equivalents at end of year..............................   $   --        $   --        $      653
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the years for:
    Interest..........................................................   $    1,019    $      938    $      613
    Income taxes......................................................   $        5    $      191    $       28
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Fixed assets acquired under capital lease...........................   $   --        $       17    $       11
  Disposal of fixed assets acquired under capital lease...............   $   --        $   --        $       27

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. DESCRIPTION OF BUSINESS

    The Sportsman's Guide, Inc. (the Company) is a consumer catalog marketer, offering a variety of merchandise such as apparel, footwear, hunting and shooting accessories, ammunition, knives, optics, general merchandise, collectibles, and a variety of gift items. The Company conducts its operations out of one facility in South St. Paul, Minnesota and distributes its catalogs throughout the United States.

2. RECLASSIFICATIONS

    Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

3. REVENUE RECOGNITION

    Sales are recorded at time of shipment along with a provision for anticipated merchandise returns, net of exchanges, is recorded based upon historical experience. The provision charged against sales during fiscal years 1996, 1995 and 1994 was $7.4 million, $5.2 million and $4.9 million. Reserves for returns, net of exchanges, of $640 thousand, $177 thousand and $218 thousand were recorded in accrued expenses at December 27, 1996, December 29, 1995, and December 30, 1994.

    Amounts billed to customers for shipping and handling of orders are netted against the associated costs.

    Customers can purchase one year memberships in the Company's buyer's club for a $29.99 annual fee. The Company also offers two and three year memberships at $53.99 and $80.99, respectively. Club members receive merchandise discounts of 10% on regularly priced items and 5% on sale items and special buys. Membership fees are deferred and recognized in income as the members place orders and receive discounts. After 50% of the membership term, members can no longer cancel their memberships, and any remaining deferred membership fees are recognized as income.

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

6. ACCOUNTS RECEIVABLE

    Accounts receivable consists primarily of amounts owed for merchandise by customers utilizing the four payment installment plan, and amounts owed for list rental and other advertising services by other

                          THE SPORTSMAN'S GUIDE, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) companies. The Company had an allowance for doubtful accounts of $140 thousand at December 27, 1996. No allowance was provided for at December 29, 1995.

7. INVENTORY

    Inventory consists of purchased finished merchandise available for sale and is recorded at the lower of cost or market with the first-in, first-out (FIFO) method used to determine cost for inventory.

8. PROMOTIONAL MATERIAL

    The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs. Catalog production and mailing costs are amortized over periods ranging from four to six months from the in-home date of the catalog. The ongoing cost of developing and maintaining the customer list is charged to operations as incurred.

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

11. STOCK OPTIONS

    The Company's employee stock option plans are accounted for under the intrinsic value method.

12. NET EARNINGS (LOSS) PER COMMON SHARE

    Net earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common and common equivalent shares outstanding. Net earnings (loss) per common share was calculated using the modified treasury stock method in fiscal 1996 and the treasury stock method in fiscal 1995 and 1994.

13. FISCAL YEAR

    The Company's fiscal year ends on the Friday nearest December 31. Fiscal years 1996, 1995 and 1994 consisted of 52 weeks.

14. USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and

                          THE SPORTSMAN'S GUIDE, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B--RELATED PARTY TRANSACTIONS

    The Company purchased approximately $41 thousand, $175 thousand and $448 thousand of inventory during fiscal years 1996, 1995 and 1994 from companies owned by family members of certain officers and directors of the Company.

    The Company purchased approximately $3.0 million, $4.4 million and $6.7 million of inventory during the fiscal years 1996, 1995 and 1994 from companies partially owned by a director of the Company.

    The Company incurred interest expense on related party debt of $172 thousand, $172 thousand and $171 thousand in 1996, 1995 and 1994.

NOTE C--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                                            ESTIMATED
                                                               DECEMBER 27,  DECEMBER 29,    USEFUL
                                                                   1996          1995         LIVES
                                                               ------------  ------------  -----------
Machinery, equipment and furniture...........................   $    2,343    $    2,152   5-12 years
Equipment under capital leases...............................          133           133     5 years
Leasehold improvements.......................................          853           802   Lease life
Computer equipment and accessories...........................          935           853     5 years
Computer software............................................        2,553         1,728     5 years
                                                               ------------  ------------
                                                                     6,817         5,668
Less accumulated depreciation and amortization...............       (2,462)       (1,370)
                                                               ------------  ------------
                                                                $    4,355    $    4,298
                                                               ------------  ------------
                                                               ------------  ------------

                          THE SPORTSMAN'S GUIDE, INC.

NOTE D--COMMITMENTS AND CONTINGENCIES

    The Company has entered several long-term contracts related to a building facility, telecommunications and computer equipment, and long-distance telephone services. The Company occupies approximately 320 thousand square feet under a lease that expires in October, 1998. In addition to the base rent, the lease requires the Company to pay real estate taxes, utilities, insurance and maintenance, therefore these costs are included in future minimum lease payments. The Company has several operating leases relating to telecommunication and computer equipment with varying terms ranging from nineteen to forty-eight months. During 1996, the Company entered into a three year agreement for long-distance telephone services with minimum purchase commitments of approximately $900 thousand per year.

    Future minimum commitments under the above agreements at December 27, 1996 are as follows (in thousands):

1997................................................................  $   2,777
1998................................................................      2,299
1999................................................................        928
2000................................................................          4
                                                                      ---------
                                                                      $   6,008
                                                                      ---------
                                                                      ---------

    Rent expense for fiscal years 1996, 1995 and 1994 was $1.8 million, $1.7 million and $.9 million.

    The Company is not a party to any pending legal proceedings other than routine litigation which is incidental to its business and which is not material in nature.

    Several states, where the Company does not currently collect and remit sales and use taxes, have attempted to enact legislation that seeks to require out-of-state mail order companies to collect and remit such taxes. No assessments have been made against the Company, and, to its knowledge, none has been threatened or is contemplated. The United States Supreme Court held such taxes place an unconstitutional burden on interstate commerce, which may only be resolved by actions of the United States Congress.

NOTE E--REVOLVING CREDIT FACILITY

    During 1996, the Company entered into a credit facility providing a revolving line of credit up to $10.0 million, subject to an adequate borrowing base, expiring in May 1998. The credit facility provides an available base amount of $6.0 million with an additional seasonal availability of $1.0 million in April and an additional $4.0 million from May 1st through December 15th of each year. The revolving line of credit is for working capital and letters of credit. Commercial letters of credit may not exceed $1.0 million at any time. Borrowings under the revolving line of credit bear interest at the bank's prime rate plus an applicable percentage point spread. As of December 27, 1996 the spread was 1.5%. The spread cannot exceed 1.5% at any time, but may be lower if the Company meets certain debt to tangible net worth ratio levels. The availability of funding under the facility is subject to the sum of the principal balance and letter(s) of credit being paid down to $3.0 million, plus 80% of installment receivables. The paydown requirement must be maintained for not less than 15 consecutive days between December 1st and March 31st of each year. The revolving line of credit is secured by substantially all assets of the Company.

    All borrowings are subject to various monthly covenants. The most restrictive covenants require certain levels of year-to-date net earnings
(loss), tangible net worth, a maximum debt to tangible net worth

                          THE SPORTSMAN'S GUIDE, INC.

NOTE E--REVOLVING CREDIT FACILITY (CONTINUED) ratio and a maximum yearly level of capital spending. As of December 27, 1996, the Company was in compliance with all applicable covenants under the revolving line of credit agreement.

    The following is a summary of the credit facility (in thousands):

                                                                        1996         1995         1994
                                                                     -----------  -----------  -----------
Balance at end of year.............................................  $   1,497    $     965        --
Interest rate at year-end..........................................       9.75%         9.5%        10.0%
Maximum month-end borrowing during the year........................  $   9,765    $  11,720    $   6,985
Average daily borrowing during the year............................  $   6,029    $   6,729    $   2,445
Weighted average interest rate during the year.....................       10.6%         9.2%         9.3%

NOTE F--LONG-TERM DEBT

    Long-term debt is as follows (in thousands):

                                                                                       DECEMBER 27,   DECEMBER 29,
                                                                                           1996           1995
                                                                                       -------------  -------------
Subordinated notes payable to stockholders, interest at 1.75% over prime but not less than 9%, payable quarterly (effective rate of 10% at December 27, 1996), principal
  due June 1998. Collateralized by the assets of the Company. (a)....................    $   3,414      $   3,414
Note payable to a government agency, interest at 4%, principal and interest payable annually through June 1998. Collateralized by machinery, equipment and furniture
  and fixtures. (b)..................................................................          182            220
Capitalized leases and other.........................................................           62            116
                                                                                            ------         ------
                                                                                             3,658          3,750
Less current maturities..............................................................           52          3,463
                                                                                            ------         ------
                                                                                         $   3,606      $     287
                                                                                            ------         ------
                                                                                            ------         ------

------------------------

(a) These notes were renewed during 1996. In connection with the renewal, the Company issued warrants to purchase 341,400 shares of common stock (see Note
    H). The above notes payable to stockholders are subordinate to present and future financial institution borrowings (see Note E).

(b) Financing obtained from a government agency in connection with the Company's new facility lease. Annual principal payments of $30 thousand plus interest are required, with the final payment of $160 thousand due in June 1998. Principal of $13 thousand will be forgiven each year if the Company attains certain payroll levels. In 1996 and 1995, the required payroll level was achieved. If the Company renews its lease in 1998, the final payment of $160 thousand will be restructured to be payable over five additional years.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE F--LONG-TERM DEBT (CONTINUED)
    Aggregate maturities of long-term debt at December 27, 1996 are as follows (in thousands):

1997................................................................  $      52
1998................................................................      3,574
                                                                      ---------
                                                                      $   3,626
                                                                      ---------
                                                                      ---------

    The fair value of long-term debt approximates the carrying value at December 27, 1996.

NOTE G--INCOME TAXES

    The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
Current
  Federal.............................................................  $     263  $     (70) $      89
  State...............................................................         10          5          6
                                                                        ---------  ---------  ---------
                                                                              273        (65)        95
Deferred
  Federal.............................................................        486       (290)       290
                                                                        ---------  ---------  ---------
                                                                        $     759  $    (355) $     385
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to earnings (loss) before income taxes is as follows:

                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
U.S. federal statutory rate........................................       34.0%     (34.0)%      34.0%
Change in valuation allowance......................................      (13.7)      20.2      (21.7)
Adjustment of prior years' accruals................................        3.8     --         --
Other..............................................................         .5       (3.1)        .1
                                                                     ---------  ---------  ---------
                                                                          24.6%     (16.9)%      12.4%
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

                          THE SPORTSMAN'S GUIDE, INC.

NOTE G--INCOME TAXES (CONTINUED)

    The components of the net deferred tax asset and liability at December 27, 1996 and December 29, 1995, calculated at 34% consist of (in thousands):

                                                                             DECEMBER 27,   DECEMBER 29,
                                                                                 1996           1995
                                                                             -------------  -------------
Current deferred tax assets (liabilities):
    Inventory capitalization...............................................    $     219      $     185
    Inventory reserve......................................................          218             51
    Vacation accrual.......................................................           99            100
    Returns reserve........................................................          218             60
    Net operating loss carryforwards.......................................       --              1,277
    Promotional material...................................................         (618)          (671)
    Prepaid expenses.......................................................         (148)          (240)
    Income tax credits.....................................................          137             66
    Other..................................................................           94             21
                                                                                   -----         ------
                                                                                     219            849
    Valuation allowance....................................................       --               (424)
                                                                                   -----         ------
  Deferred tax asset.......................................................          219            425
Long-term deferred tax assets (liabilities):
    Depreciation...........................................................         (238)          (306)
    Internally developed software..........................................         (467)          (107)
    Other..................................................................       --                (12)
                                                                                   -----         ------
  Deferred tax liability...................................................         (705)          (425)
                                                                                   -----         ------
  Net deferred tax liability...............................................    $    (486)     $  --
                                                                                   -----         ------
                                                                                   -----         ------

NOTE H--STOCKHOLDERS' EQUITY

    The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares.

    STOCK OPTIONS

    The Company has a stock option plan (the "1991 Plan") which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 35,000 shares of common stock are reserved for under the 1991 Plan and options are exercisable over a ten year period from the date of grant. A total of 30,750 options were granted at a range of exercise prices from $2.00 to $2.50 per share. A total of 19,750 options at a range of exercise prices from $2.00 to $2.50 per share were canceled. A total of 250 options at an exercise price of $2.50 were exercised. During 1996, a total of 6,750 options at an exercise price of $2.00 expired. At December 27, 1996, a total of 3,000 options were exercisable.

    During 1993, the Company issued options to purchase 55,000 shares of the Company's common stock at $2.50 per share to an officer of the Company. The options which are nontransferable, may only be exercised within 6 months of the occurrence of any of the following events or they terminate: the death or permanent disability of the officer, retirement at age 62, termination of employment without cause or a

                          THE SPORTSMAN'S GUIDE, INC.

NOTE H--STOCKHOLDERS' EQUITY (CONTINUED) public offering of the Company's common stock. None of the options were exercisable at December 27, 1996.

    During 1993, the Company also issued options to purchase 5,000 shares of the Company's common stock at $2.50 per share to a director and former officer of the Company. All of the options were exercisable at December 27, 1996 and expire in 1997.

    The Company has a non-qualified stock option plan (the "1994 Plan") which provides for the issuance of up to 100,000 options to purchase shares of the Company's common stock to certain employees, contingent upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a three year period from the date of grant. A total of 50,000 options were granted at a range of exercise prices from $3.70 to $8.70 per share. During 1995, a total of 1,000 options at a range of exercise prices from $3.70 to $8.70 were canceled. During 1996, a total of 4,125 options at a range of exercise prices from $3.70 to $8.70 were canceled. The remaining 44,875 options were exercisable at December 27, 1996.

    The Company has an incentive stock option plan (the "1996 Plan") which provides selected key employees the right to purchase stock of the Company through the exercise of options granted. A total of 400,000 shares of common stock are reserved for under the 1996 Plan and options are exercisable over a ten year period from the date of grant. A total of 125,000 options were granted at an exercise price of $2.50. All of the options were exercisable at December 27, 1996.

    The following applies to options that are outstanding at December 27, 1996:

                                WEIGHTED
                                 AVERAGE
   RANGE OF                     REMAINING
   EXERCISE       NUMBER       CONTRACTUAL    WEIGHTED AVERAGE
    PRICES      OUTSTANDING       LIFE         EXERCISE PRICE
--------------  -----------  ---------------  -----------------
$2.50 - $3.70      197,150        9 years         $    2.50
$5.30 - $5.50       17,675         1 year         $    5.40
    $8.70           19,050         1 year         $    8.70
                -----------
                   233,875
                -----------
                -----------

   RANGE OF
   EXERCISE       NUMBER     WEIGHTED AVERAGE
    PRICES      EXERCISABLE   EXERCISE PRICE
--------------  -----------  -----------------
$2.50 - $3.70      141,150       $    2.60
$5.30 - $5.50       17,675       $    5.40
    $8.70           19,050       $    8.70
                -----------
                   177,875
                -----------
                -----------

    Exercise prices for all of the options granted were at the fair value of the Company's common stock on the respective grant dates. No compensation expense has been recorded by the Company in the previous three years.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE H--STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the stock option transactions during fiscal years 1996, 1995 and 1994 are as follows:

                                                           1996                    1995                    1994
                                                  ----------------------  ----------------------  ----------------------
                                                              WEIGHTED                WEIGHTED                WEIGHTED
                                                               AVERAGE                 AVERAGE                 AVERAGE
                                                              EXERCISE                EXERCISE                EXERCISE
                                                   SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Outstanding at beginning of year................    121,750   $    4.03     104,500   $    3.12      82,250   $    3.07
  Granted.......................................    125,000        2.50      20,000        8.70      30,000        4.83
  Exercised.....................................     --          --          --          --            (250)       2.50
  Forfeited.....................................     (6,125)       4.30      (2,750)       3.25      (7,500)       2.40
  Expirations...................................     (6,750)       2.00      --          --          --          --
                                                  ---------               ---------               ---------
Outstanding at end of year......................    233,875   $    3.27     121,750   $    4.03     104,500   $    3.12
                                                  ---------               ---------               ---------
                                                  ---------               ---------               ---------
Options exercisable at end of year..............    177,875   $    3.50      64,750   $    5.40      41,500   $    4.10
                                                  ---------               ---------               ---------
                                                  ---------               ---------               ---------
Weighted average fair value of options granted
  during the year...............................              $    1.30               $    2.20                     N/A

                          THE SPORTSMAN'S GUIDE, INC.

NOTE H--STOCKHOLDERS' EQUITY

    The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which introduced an alternative method for recognizing compensation costs based upon the fair market value of the awards on the date they are granted. SFAS 123 allows entities to continue to account for stock options using the intrinsic value method, provided pro forma net earnings and net earnings per share as if the fair value based method had been used are disclosed. The effect of implementing SFAS 123 is not material to the Company's 1996 pro forma net earnings, although this may not be representative of the future effects of applying this statement.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 25 percent; risk-free interest rate of 6 percent; and an expected life of 10 years.

    WARRANTS

    In connection with private placements of debt in 1993 and 1994, stock warrants to purchase 374,700 shares of the Company's common stock were issued to the debtors. Of these stock warrants, 50,000 were issued at $2.50 per share and expire in June 1998, and 324,700 were issued at $1.88 per share and expire in April 1999.

    In connection with the extension of $3.4 million in subordinated debt in May 1996, subordinated debt holders received a total of 341,400 warrants to purchase the Company's common stock at an exercise price of $1.81 per share. Each subordinated debt holder received one new warrant for every $10 in subordinated debt. All warrants are exercisable at December 27, 1996 and expire in 2001.

    In the aggregate, warrants to purchase 716,100 shares of common stock were exercisable at December 27, 1996.

NOTE I--ADVERTISING EXPENSE

    Selling, general and administrative expenses include advertising expenses of $19.5 million, $21.6 million and $15.1 million for 1996, 1995 and 1994.

NOTE J--SUBSEQUENT EVENT

    Subsequent to year end the Company's Board of Directors approved a one-for-ten reverse stock split which was approved by the stockholders on March 5, 1997. All share and per share amounts have been restated to reflect the effect of the reverse stock split.

                          THE SPORTSMAN'S GUIDE, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                           (IN THOUSANDS OF DOLLARS)

                                                                         COLUMN C
                                                              ------------------------------
                                                 COLUMN B               ADDITIONS
                                               -------------  ------------------------------   COLUMN D       COLUMN E
                  COLUMN A                      BALANCE AT    CHARGED TO:                     -----------  ---------------
---------------------------------------------  BEGINNING OF    COSTS AND   CHARGED TO: OTHER  DEDUCTIONS   BALANCE AT END
                 DESCRIPTION                      PERIOD       EXPENSES    ACCOUNTS DESCRIBE   DESCRIBE       OF PERIOD
---------------------------------------------  -------------  -----------  -----------------  -----------  ---------------
RETURNS RESERVE
December 27, 1996............................    $     177     $   7,371          --           $   6,908*     $     640
December 29, 1995............................          218         5,230          --               5,271*           177
December 20, 1994............................          312         4,941          --               5,035*           218

------------------------

* Represents actual returns from customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information with respect to each director and executive officer of the Company.

    VINCENT W. SHIEL, 64, has been a director of the Company since 1990, and has extensive experience in the sporting goods industry. Dr. Shiel was elected Chairman on April 27, 1994. From 1984 through 1988, Dr. Shiel served on the board of directors and owned a controlling interest in Gander Mountain, Inc., a Wisconsin retail mail-order catalog company specializing in outdoor sporting equipment. Dr. Shiel has not been associated with Gander Mountain since 1988. Gander Mountain, which has been a competitor of the Company, discontinued its catalog operations during 1996. Dr. Shiel owns an interest and serves as a director of ABN Sports Supply, Inc., a Mansfield, Ohio based wholesale firearms distributor. Dr. Shiel is a principal shareholder of and has served as President, director, and consultant to Outdoor Consulting, Inc., a management consulting firm, for the past nine years.

    GARY OLEN, 55, is a co-founder of the Company and served as its Executive Vice President and Secretary from its incorporation until December 31, 1993. Mr. Olen was elected President and Chief Operating Officer of the Company on January 1, 1994. Mr. Olen was elected Chief Executive Officer on April 27, 1994. Mr. Olen has been a director of the Company since its incorporation. From 1970 through 1977, Mr. Olen was employed as the Marketing Director for Fidelity File Box, Inc. From 1967 through 1970, Mr. Olen was a Merchandise Manager with C&H Distributors, a specialty mail order catalog business specializing in the sale of industrial and office equipment. From 1960 through 1967, Mr. Olen was employed in the catalog division of J.C. Penney Company. Mr. Olen was also the sole proprietor of the predecessor of the Company.

    LEONARD M. PALETZ, 62, is a co-founder of the Company and served as its Chairman, Chief Executive Officer, Treasurer and a director from the Company's incorporation in 1977 until 1994. Mr. Paletz resigned his offices of Chairman, Chief Executive Officer and Treasurer, retiring as an employee of the Company effective December 31, 1994. Mr. Paletz also served as the Company's President from its incorporation through December 31, 1993. From 1962 through 1977, Mr. Paletz was employed by Fidelity File Box, Inc. in various positions including Vice President and General Manager. Mr. Paletz was also a director and shareholder of Fidelity File Box, which sells, through mail order catalogs, corrugated storage products, office and industrial equipment and office and industrial supplies.

    MARK F. KROGER, 43, has been a director of the Company since 1990. He is the Chairman of the Board, President, Chief Executive Officer and Treasurer of ABN Sports Supply, Inc. Mr. Kroger has served as President of ABN since 1986 and is a member of its board of directors. Mr. Kroger has over 22 years experience in the sporting goods industry.

    WILLIAM T. SENA, 60, has been a director of the Company since 1990. He is an investment advisor with Sena Weller Rohs Williams, Inc., a Cincinnati, Ohio investment advisory firm. Mr. Sena has been associated with the investment advisory firm and/or its predecessor since 1965. Mr. Sena is also a director of Phoenix Medical Technology, Inc.

    GREGORY R. BINKLEY, 48, has been a director of the Company since 1995. Mr. Binkley has been employed by the Company since February, 1994 and was elected Vice President in 1994, Senior Vice President of Operations and Chief Operating Officer in 1995 and Executive Vice President in 1996. From 1993 to 1994, Mr. Binkley served as an independent operations consultant. From 1990 to 1993, Mr. Binkley was employed by the operations division of Fingerhut Companies, Inc., a mail-order catalog business.

    CHARLES B. LINGEN, 52, has been a director of the Company since December, 1995. Mr. Lingen has been employed by the Company since May, 1994 as its Chief Financial Officer, Vice President-Finance and Treasurer and in 1996 was elected Senior Vice President of Finance. In 1995, Mr. Lingen was elected to serve as Secretary of the Company. From 1973 to 1994, Mr. Lingen was employed by Fingerhut Companies, Inc., a mail-order catalog business.

    WILLIAM G. LUTH, 47, has been employed by the Company since June, 1995 and was elected Vice President-Marketing in December, 1995 and in 1996 was elected Senior Vice President of Marketing. Mr. Luth has numerous years experience in the direct marketing industry, including being employed by Fingerhut Companies, Inc. from 1994 to 1995, serving as an independent consultant to a direct marketing catalog firm from 1993 to 1994, and being employed by Lands' End, a mail-order catalog business, from 1992 to 1993 and Fingerhut Companies, Inc. from 1982 to 1992.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and ten percent beneficial owners of the Company's Common Stock to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 1996, all filing requirements applicable to its directors, executive officers, and ten percent beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the cash compensation paid to the named executive officers for the services rendered in all capacities to the Company for each of the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                                  ANNUAL COMPENSATION   COMPENSATION
                                                                                  --------------------  -------------
                                                                                   SALARY                  OPTIONS
NAME AND PRINCIPAL POSITION                                              YEAR        ($)     BONUS ($)       (#)
---------------------------------------------------------------------  ---------  ---------  ---------  -------------
Gary Olen ...........................................................       1996    137,127    158,000       38,950
 President and Chief Executive Officer                                      1995    126,253     --           --
                                                                            1994    125,000     95,571       21,875

Gregory R. Binkley ..................................................       1996    103,275     86,500       21,210
 Executive Vice President and Chief Operating Officer                       1995     98,269     --           --
                                                                            1994     76,827     47,785        5,313

Charles B. Lingen ...................................................       1996     97,218     79,500       17,670
 Senior V.P. of Finance, Chief Financial Officer and                        1995     90,816     --           --
 Secretary/Treasurer                                                        1994     49,759     19,114        1,875

William G. Luth .....................................................       1996     94,311     79,500       17,670
 Senior V.P. of Marketing (1)                                               1995     42,489     --           --
                                                                            1994     --         --           --

------------------------

(1) Mr. Luth was elected as an executive officer of the Company in December, 1995.

    The following table sets forth information with respect to the named executive officers concerning the grant of options during fiscal 1996.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS                                          POTENTIAL REALIZABLE
-------------------------------------------------------------------------------------------------    VALUE AT ASSUMED
                                         NUMBER OF      # OF TOTAL                                 RATES OF STOCK PRICE
                                        SECURITIES     OPTIONS/ SARS                                 APPRECIATION FOR
                                        UNDERLYING      GRANTED TO      EXERCISE OR                    OPTION TERM
                                       OPTIONS/SARS    EMPLOYEES IN     BASE PRICE    EXPIRATION   --------------------
NAME                                    GRANTED(#)      FISCAL YEAR       ($/SH)         DATE        5%($)     10%($)
-------------------------------------  -------------  ---------------  -------------  -----------  ---------  ---------
Gary Olen............................       38,950           31.1%            2.50      10/21/06     158,614    252,566

Gregory R. Binkley...................       21,210           17.0%            2.50      10/21/06      86,372    137,533

Charles B. Lingen....................       17,670           14.1%            2.50      10/21/06      71,956    114,579

William G. Luth......................       17,670           14.1%            2.50      10/21/06      71,956    114,579

    The following table sets forth information with respect to the named executive officers concerning options held at fiscal year end 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                                VALUE OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED      IN-THE-MONEY OPTIONS AT
                                        SHARES         VALUE     OPTIONS/SARS AT FY-END(#)           FY-END($)
                                      ACQUIRED ON    REALIZED    --------------------------  --------------------------
NAME                                  EXERCISE #        ($)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------------------------  -------------  -----------  -----------  -------------  -----------  -------------
Gary Olen..........................       --            --           21,875        93,950        --            --

Gregory R. Binkley.................       --            --            5,313        21,210        --            --

Charles B.Lingen...................       --            --            1,875        17,670        --            --

William G. Luth....................       --            --           --            17,670        --            --

EMPLOYMENT AGREEMENTS

    No employment agreements are currently in effect with any of the Company's officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors is comprised of Dr. Shiel, Mr. Paletz and Mr. Sena. Mr. Paletz is a former chief executive officer of the Company. During 1996, the Company purchased merchandise inventory in the amount of $3.0 million from ABN Sports Supply, Inc. of which Dr. Shiel is a shareholder and director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 14, 1997, certain information regarding the beneficial ownership of Common Stock and Preferred Stock of the Company by each director and named executive officer of the Company, all directors and executive officers as a group, and each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock or Preferred Stock of the Company.

                                                                     TITLE OF       NO. OF
NAME OF BENEFICIAL OWNER(1)                                           CLASS         SHARES      PERCENT OF CLASS(2)
-----------------------------------------------------------------  ------------  ------------  ---------------------
Vincent W. Shiel.................................................     Common         692,353(3)            27.4%
  6900 Golf House Drive                                             Preferred         10,000(4)            50.0%
  Hobe Sound, FL 33455

Mark F. Kroger...................................................     Common         102,836(5)             4.4%
  110 Baird Parkway                                                 Preferred          1,000               5.0%
  Mansfield, OH 44903

Leonard M. Paletz................................................     Common         260,420(6)            10.9%
  4740 S. Ocean Blvd., #814
  Highland Beach, FL 33487

Gary Olen........................................................     Common         105,058(7)             4.5%
  411 Farwell Avenue
  So. St. Paul, MN 55075

William T. Sena..................................................       --            --                --
  300 Main Street
  Cincinnati, OH 55075

Gregory R. Binkley...............................................     Common          15,313(8)           *
  411 Farwell Avenue
  So. St. Paul, MN 55075

Charles B. Lingen................................................     Common           1,875(9)           *
  411 Farwell Avenue
  So. St. Paul, MN 55075

William G. Luth..................................................       --            --                --
  411 Farwell Avenue
  So. St. Paul, MN 55075

All directors and officers as a group (8 persons)................     Common       1,177,855(10)            45.3%
                                                                    Preferred         11,000              55.0%

------------------------

*   Less than 1% of outstanding shares

    Holders of More Than 5% of Common Stock of the Company (in addition to directors and executive officers named above):

                                                                            TITLE OF                    PERCENT OF
NAME OF BENEFICIAL OWNER(1)                                                  CLASS      NO. OF SHARES    CLASS(2)
------------------------------------------------------------------------  ------------  -------------  -------------
Stuart A. Shiel ........................................................     Common       183,334(11)         7.8%
  37710 Tinwood Court
  Magnolia, TX 77355
Susan M. Mills .........................................................     Common       194,688(12)         8.3%
  640 Hay Avenue                                                           Preferred        3,920            19.6%
  Brookville, OH 45309
Ralph E. Heyman ........................................................     Common       497,488(13)        20.5%
  1100 Courthouse Plaza, SW
  Dayton, OH 45402
Frederick J. Kroger ....................................................     Common       166,236(14)         6.9%
  905 East Third Street                                                    Preferred        3,000            15.0%
  Dayton, OH 45402
Thomas A. Smith ........................................................     Common       128,000(15)         5.4%
  96 N.E. 4th Avenue
  Delray Beach, FL 33444

------------------------

Footnotes:

 (1) Unless otherwise indicated, all shares are held of record and beneficially owned by the person indicated.

 (2) Percentages are calculated on the basis of the number of shares outstanding on March 14, 1997, plus the number of shares issuable pursuant to presently exercisable options and stock warrants for that individual.

 (3) Includes 572,351 shares (147,348 of which represent shares issuable upon the exercise of stock warrants) held in the name of Vincent W. Shiel as Trustee and Settlor of the Vincent W. Shiel Revocable Trust and 120,002 shares (45,001 of which represent shares issuable upon the exercise of stock warrants) held in the name of Helen M. Shiel, the wife of Dr. Shiel, as Trustee and Settlor of the Helen M. Shiel Revocable Trust.

 (4) Includes 7,500 shares held in the name of Vincent W. Shiel as Trustee and Settlor of the Vincent W. Shiel Revocable Trust and 2,500 shares held in the name of Helen M. Shiel as Trustee and Settlor of the Helen M. Shiel Revocable Trust.

 (5) Includes 9,501 shares issuable upon the exercise of stock warrants.

 (6) Includes 46,020 shares issuable upon the exercise of stock warrants and 5,000 shares issuable upon the exercise of an option.

 (7) Includes 21,875 shares issuable upon the exercise of options.

 (8) Includes 2,000 shares held in the name of Mr. Binkley's wife and 5,313 shares issuable upon the exercise of options.

 (9) Includes 1,875 shares issuable upon the exercise of options.

(10) Includes 281,933 shares issuable upon the exercise of stock warrants and options.

(11) Includes 20,000 shares issuable upon the exercise of stock warrants. Does not include 172,665 shares held in trust for the benefit of Stuart Shiel's children. Mr. Shiel expressly disclaims beneficial ownership of all such shares.

(12) Includes 11,760 shares issuable upon the exercise of stock warrants.

(13) Includes 97,652 shares issuable upon the exercise of stock warrants as a trustee of various trusts. Mr. Heyman holds 397,836 shares as a trustee of various trusts, of which he has no pecuniary interest.

(14) Includes 72,901 shares issuable upon the exercise of stock warrants.

(15) Includes 40,000 shares issuable upon the exercise of stock warrants as a trustee of various trusts. Mr. Smith holds 88,000 shares as a trustee of various trust, of which he has no pecuniary interest.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

    On January 11, 1990, the Company entered into a Consulting Agreement with Outdoor Consulting, Inc., pursuant to which Outdoor Consulting provides consulting services to the Company for $4 thousand per month plus certain out-of-pocket expenses. The initial term of the agreement expired on December 31, 1990, and continues on a year-to-year basis until terminated by either party upon 60 days prior written notice or unless sooner terminated. Vincent W. Shiel is the controlling shareholder of Outdoor Consulting, Inc.

    In February, 1994, the Company issued $3.2 million of debt in a private placement transaction to certain shareholders, including Vincent Shiel, Leonard Paletz and Mark Kroger. The debt is represented by promissory notes bearing interest at the rate of 8% per annum payable quarterly. Pursuant to the terms of the notes, the entire principal amount was payable in February, 1996 which was extended until May 1996. Of the entire financing, $2.5 million represented additional funds provided to the Company to meet certain working capital needs, $500 thousand represented a rollover of the payment of short-term promissory notes issued in June, 1993, $167 thousand represented a rollover of the principal payments due on subordinated debt in January, 1994 and $80 thousand represented a rollover of a principal payment to Mr. Paletz. Warrants to purchase 324,700 shares of common stock of the Company were attached to the promissory notes issued in 1994.

    In May, 1996, the Company issued $3.4 million of debt in a private placement to replace and renew the 1994 financing and certain other subordinated debt. The new notes bear interest at 1.75% over prime, but not less than 9% per annum, payable quarterly. Pursuant to the terms of the notes, the entire principal amount is payable in June, 1998. Warrants to purchase 341,400 shares of common stock of the Company, at an exercise price of $1.81, were attached to these promissory notes. The promissory notes are secured by the assets of the Company subordinate to financing held by a financial institution. The Company's aggregate interest expense during 1996 for all of these financings was $317 thousand.

    During fiscal 1996, the Company purchased merchandise inventory in the amount of $3.0 million from ABN Sports Supply, Inc. of which Dr. Shiel is a shareholder and director and Mark Kroger is a shareholder, director and President of this company. The Company believes the terms of such purchases were as favorable as could have been obtained from an unrelated party.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS:

    The following financial statements of the Company are included herein at
Item 8.

        Report of Independent Certified Public Accountants

        Balance Sheets as of December 27, 1996 and December 29, 1995

        Statements of Operations for the fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994

        Statements of Changes in Stockholders' Equity for the fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994

        Statements of Cash Flows for the fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994

        Notes to Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES:

    The following financial statement schedule of the Company is included herein at Item 8.

        Schedule II--Valuation and Qualifying Accounts for the fiscal years ended December 27, 1996, December 29, 1995 and December 30, 1994

    3.  EXHIBITS: See Exhibits Index at page 37 of this report.

(B) REPORTS ON FORM 8-K: None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SPORTSMAN'S GUIDE, INC.              Date: March 14, 1997

By             /s/ GARY OLEN             By         /s/ CHARLES B. LINGEN
     ----------------------------------       ----------------------------------
                 Gary Olen                            Charles B. Lingen
       PRESIDENT AND CHIEF EXECUTIVE               CHIEF FINANCIAL OFFICER,
                  OFFICER                      SECRETARY, TREASURER AND SENIOR
                                                  VICE PRESIDENT OF FINANCE

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Sportsman's Guide, Inc., The Registrant, and in the capacities and on the dates indicated.

By             /s/ GARY OLEN             By          /s/ VINCENT W. SHIEL
     ----------------------------------       ----------------------------------
                 Gary Olen,                           Vincent W. Shiel,
     PRESIDENT, CHIEF EXECUTIVE OFFICER             CHAIRMAN AND DIRECTOR
                AND DIRECTOR

By         /s/ GREGORY R. BINKLEY        By         /s/ CHARLES B. LINGEN
     ----------------------------------       ----------------------------------
            Gregory R. Binkley,                       Charles B. Lingen,
     CHIEF OPERATING OFFICER, EXECUTIVE            CHIEF FINANCIAL OFFICER,
        VICE PRESIDENT AND DIRECTOR           SECRETARY, TREASURER, SENIOR VICE
                                              PRESIDENT OF FINANCE AND DIRECTOR

By            /s/ MARK KROGER            By          /s/ WILLIAM T. SENA
     ----------------------------------       ----------------------------------
                Mark Kroger,                           William T. Sena,
                  DIRECTOR                                 DIRECTOR

By         /s/ LEONARD M. PALETZ
     ----------------------------------
             Leonard M. Paletz,
                  DIRECTOR

                                         Date: March 14, 1997

    The undersigned, by signing his name hereto, does sign and execute this report on behalf of each of the above-named directors of The Sportsman's Guide, Inc. pursuant to a power of attorney executed by each such director and filed with the Securities Exchange Commission as an exhibit to this report.

                                         By             /s/ GARY OLEN
                                              ----------------------------------
                                                          Gary Olen
                                                       ATTORNEY-IN-FACT

EXHIBITS
---------
 3.1       Restated Articles of Incorporation as restated through March 5, 1997

 3.2       Bylaws (incorporated by reference from Exhibit 3.2 to the Registration Statement)

 4.1       Specimen of the Company's Common Stock certificate (incorporated by reference from Exhibit 4.1 to
             Amendment No. 1 to the Registration Statement filed May 8, 1986)

 4.2       Form of Promissory Note dated May 16, 1996 issued by the Company (incorporated by reference from Exhibit
             4.3 to Form 10-Q for the quarter ended June 28, 1996)

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

10.7*      Employment Agreement between the Company and Gary Olen datedOctober 5, 1994 (incorporated by reference from Exhibit 10.7 to Form 10-K for the year ended December 30, 1994)

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

10.11      Credit and Security Agreement between the Company and Norwest Business Credit, Inc. dated May 17, 1996
             (incorporated by reference from Exhibit 10.15 to Form 10-Q for the quarter ended June 28, 1996)

10.12      First Amendment to Credit and Security Agreement between the Company and Norwest Business Credit, Inc.
             dated October 18, 1996

10.13      Second Amendment to Credit and Security Agreement between the Company and Norwest Business Credit, Inc.
             dated November 4, 1996

10.14      Third Amendment to Credit and Security Agreement between the Company and Norwest Business Credit, Inc.
             dated December 18, 1996

EXHIBITS
---------
10.15      Fourth Amendment to Credit and Security Agreement between the Company and Norwest Business Credit, Inc.
             dated December 26, 1996

10.16*     Form of Stock Option Agreement pursuant to the Company's 1994 Non-Qualified Performance Option Plan

10.17*     The Company's 1996 Stock Option Plan

25.1       Powers of Attorney of each person who signed this report on Form 10-K on behalf of another pursuant to a power of attorney

27         Financial Data Schedule

    Those exhibits marked with an asterisk (*) above constitute compensation agreements for management and executive officers of the Company.