Form 10-K405/A
period 1996-12-27
SPORTSMANS GUIDE INC
filed 1997-04-03
CIK 791450

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

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

                                 (Title of class)

                      Common Stock, par value $.01 per share


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 14, 1997, the aggregate market value of the registrant's Common Stock held by nonaffiliates was approximately $6,469,551 based on the average bid and asked price of the Common Stock on such date.

     As of March 14, 1997, there were 2,333,600 shares of the registrant's Common Stock outstanding.


                          Exhibit index appears at page 37

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           							THE SPORTSMAN'S GUIDE, INC.

Date:  April 3, 1997				                          BY:/s/ Charles B. Lingen
                                                  ---------------------------
                                                							Charles B. Lingen
                                          							Sr. Vice President Finance/CFO