Form 10-Q
period 1997-03-28
SPORTSMANS GUIDE INC
filed 1997-05-09
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

  x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934.  FOR THE QUARTERLY FISCAL PERIOD ENDED
        MARCH 28, 1997 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM
                     TO            .
        ------------   ------------

                       Commission File No. 015767
                       THE SPORTSMAN'S GUIDE, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MINNESOTA                                41-1293081
     (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER I.D. NUMBER)
    OF INCORPORATION OR ORGANIZATION)


             411 FARWELL AVE., SO. ST. PAUL, MINNESOTA  55075
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

As of May 6, 1997 there were 2,333,600 shares of the registrant's Common Stock outstanding.

                                  THE SPORTSMAN'S GUIDE, INC.

                                 PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         BALANCE SHEETS
                                          (UNAUDITED)
                                   (IN THOUSANDS OF DOLLARS)


         ASSETS                          March 28, 1997      December 27, 1996
                                         --------------      -----------------
CURRENT ASSETS:
     Accounts Receivable - net              $  1,883              $  3,038
     Inventory                                24,989                17,765
     Prepaid expenses                            658                   538
     Promotional material                      1,789                 2,194
                                           ----------            -----------
        Total current assets                  29,319                23,535
PROPERTY AND EQUIPMENT - NET                   4,296                 4,355
                                           ----------            -----------
        Total assets                        $ 33,615              $ 27,890
                                           ----------            -----------
                                           ----------            -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft position                $  1,664              $  3,539
     Notes payable - bank                      8,151                 1,497
     Current maturities of long-term
         Obligations                              52                    52
     Accounts payable                         11,656                10,710
     Accrued expenses                          1,422                 1,809
     Customer deposits and other
         liabilities                           2,093                 2,316
                                           ----------            -----------
        Total current liabilities             25,038                19,923
Long-term debt
         Related parties                       1,795                 1,795
         Other                                 1,796                 1,811
Deferred income taxes                            486                   486
                                           ----------            -----------
        Total liabilities                     29,115                24,015

COMMITMENTS AND CONTINGENCIES                    --                     --

STOCKHOLDERS' EQUITY
     Series A Preferred Stock-$.01 par
         value; 200,000 shares authorized;
         20,000 shares issued and outstanding    --                     --
     Common Stock-$.01 par value; 36,800,000
       shares authorized; 2,333,600 shares
       issued and outstanding                     23                    23
     Additional paid-in capital                2,350                 2,350
     Retained earnings                         2,127                 1,502
                                           ----------            -----------
         Total stockholders' equity            4,500                 3,875
                                           ----------            -----------
       Total liabilities & stockholders'
         equity                             $ 33,615              $ 27,890
                                           ----------            -----------
                                           ----------            -----------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                         THE SPORTSMAN'S GUIDE, INC.

                           STATEMENTS OF EARNINGS

                               (UNAUDITED)

                       For the Thirteen Weeks Ended
                     March 28, 1997 and March 29, 1996

                  (In thousands, except for per share data)

                                                   Thirteen Weeks Ended
                                              ------------------------------
                                              March 28, 1997  March 29, 1996
                                              --------------  --------------
Sales                                             $27,876         $24,177

Cost of sales                                      17,360          16,100
                                                 ----------      ----------
  Gross profit                                     10,516           8,077

Selling, general and administrative expenses        9,424           7,731
merger related expenses (recovery)                   (100)            107
                                                 ----------      ----------

  Earnings from operations                          1,192             239

Interest expense                                      239             160
Miscellaneous (income) expense                         (1)             (1)
                                                 ----------      ----------
  Earnings before income taxes                        954              80

Income tax expense                                    329               -

  Net earnings                                    $   625         $    80
                                                 ----------      ----------
                                                 ----------      ----------

  Net earnings per common share                   $   .22         $   .03
                                                 ----------      ----------
                                                 ----------      ----------

  Weighted average number of common and common
   equivalent shares outstanding                    2,815           2,334
                                                 ----------      ----------
                                                 ----------      ----------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                         THE SPORTSMAN'S GUIDE, INC.

                          STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                       For the Thirteen Weeks Ended
                     March 28, 1997 and March 29, 1996

                         (In thousands of dollars)

                                                   Thirteen Weeks Ended
                                              ------------------------------
                                              March 28, 1997  March 29, 1996
                                              --------------  --------------
Cash flows from operating activities:
  Net earnings                                    $   625         $    80
  Adjustments to reconcile net earnings
  to net cash used in operating activities:
    Depreciation and amortization                     317             238
    Other                                             (10)             (6)
    Changes in assets and liabilities:
      Accounts receivable                           1,155             334
      Inventory                                    (7,224)          1,631
      Prepaid expenses                               (120)            174
      Promotional material                            405             703
      Bank overdraft position                      (1,875)         (1,125)
      Accounts payable                                946          (5,093)
      Accrued expenses                               (387)            213
      Customer deposits and other liabilities        (223)           (495)
                                                 ----------      ----------

        Cash flows used in operating activities    (6,391)         (3,346)

Cash flows from investing activities:
  Purchases of property and equipment                (258)           (154)
                                                 ----------      ----------
        Cash flows used in investing activities      (258)           (154)

Cash flows from financing activities:
  Net proceeds from revolving credit line            6,654          3,505
  Payments on long-term debt                            (5)            (5)
                                                 ----------      ----------
        Cash flows provided by financing
         activities                                  6,649          3,500
                                                 ----------      ----------

Increase (decrease) in cash and cash equivalents         -              -

Cash and cash equivalents at beginning
 of the period                                           -              -
                                                 ----------      ----------

Cash and cash equivalents at end of the period    $      -        $     -
                                                 ----------      ----------
                                                 ----------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid during the periods for:
      Interest                                    $     185       $    85
      Income taxes                                $     298       $     1




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

Note 2:  Net Earnings Per Common Share

         Net earnings per common share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding. Net earnings per common share was calculated using the modified treasury stock method for the thirteen weeks ended March 28, 1997 and the treasury stock method for the thirteen weeks ended March 29, 1996.

         The FASB has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard has not been determined.

Note 3:  Credit Facility

         The Company amended its credit facility during the first quarter of 1997, temporarily increasing the collateral base relating to inventory to $8.0 million during March and April of 1997 and increasing the limit available for documentary letters of credit to $2.0 million. The interest rate on the facility was reduced to
         1.25 percentage points over the bank's prime rate effective February 1, 1997, as adjusted under the floating rate provision of the credit agreement. All other terms and conditions of the credit agreement remain unchanged.

         On April 18, 1997 the Company entered into an Amended and Restated Credit Agreement increasing the revolving credit line to $15.0 million and extending the expiration to May 2000. Funding under the credit line is subject to a collateral base consisting of inventory, plus accounts receivable under the installment plan (the "EZ Pay Plan") less customer liabilities. The collateral base related to inventory is limited to $10.0 million December 16 through March 31 and $12.0 million April 1 through April 15 of each year. The credit facility contains a sub-limit for documentary letters of credit not to exceed $5.0 million. The revolving credit facility may be used for working capital and letters of credit.

                            THE SPORTSMAN'S GUIDE, INC.
                     NOTES TO FINANCIAL STATEMENTS (continued)
                                    (UNAUDITED)

Note 3:  Credit Facility (continued)

         Borrowings under the Amended and Restated Credit Agreement bear interest at the bank's prime rate. The availability of funding under this revolving line of credit is subject to the principal balance and letter(s) of credit total being paid down to $4.0 million, plus 80% of credit card receivables under the EZ Pay Plan, and remaining at this level for not less than 15 consecutive days between December 1 and March 31 of each year.

         The amended credit facility is secured by substantially all of the assets of the Company. All borrowings are subject to various monthly covenants. The most restrictive covenants require the Company to maintain certain levels of year-to-date earnings (loss), however the Company is required to meet a minimum earnings level during each fiscal year, a minimum net worth and limit the level of total liabilities to net worth.

Note 4:  Stockholders' Equity

         The Company's Board of Directors approved a one-for-ten reverse stock split which was approved by the stockholders on March 5, 1997. All share and per share amounts have been presented to reflect the effect of the reverse stock split.

                            THE SPORTSMAN'S GUIDE, INC.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The company meets its operating cash requirements through funds generated from operations, borrowings under its revolving line of credit and subordinated debt with shareholders and other investors.

The Company amended its credit facility during the first quarter of 1997, temporarily increasing the collateral base relating to inventory to $8.0 million during March and April 1997 and increasing the limit available for documentary letters of credit to $2.0 million. The interest rate on the facility was reduced to 1.25 percentage points over the bank's prime rate effective February 1, as adjusted under the floating rate provision of the credit agreement. All other terms and conditions of the credit agreement remain unchanged. As of March 28, 1997, the Company borrowed $8.2 million against the revolving credit line.

On April 18, 1997 the Company entered into an Amended and Restated Credit Agreement increasing the revolving credit line to $15.0 million and extending the expiration date to May 2000. Funding under the amended credit line is subject to a collateral base consisting of inventory plus accounts receivable under the installment plan (the "EZ Pay Plan") less customer liabilities. The collateral base related to inventory is limited to $10.0 million December 16 through March 31 and $12.0 million April 1 through April 15 of each year. The amended credit facility contains a sub-limit for documentary letters of credit not to exceed $5.0 million. The availability of funding under the amended facility is subject to the principal balance and letters of credit total being paid down to $4.0 million, plus 80% of receivables under the EZ Pay Plan, and remaining at this level for not less than 15 consecutive days between December 1 and March 31 of each year. The interest rate under the amended credit facility has been reduced to the bank's prime rate demonstrating the improved credit-worthiness of the Company.

The amended revolving credit facility may be used for working capital and letters of credit and is secured by substantially all of the assets of the Company. The credit agreement contains certain financial covenants which, among other factors, requires the Company to maintain certain levels of year-to-date earnings (loss), however the Company is required to meet a minimum earnings level during each fiscal year, a minimum net worth, and limit the level of total liabilities to net worth. The Company was in compliance with these covenants at March 28, 1997.

The cash flow used in operating activities for the thirteen week period ended March 28, 1997 was $6,391 thousand compared to $3,346 thousand for the same period last year. This increase in cash flow used in operating activities was primarily a result of increased inventory levels which were partially offset by changes in the timing of accounts payable.

The Company had working capital of $4,281 thousand as of March 28, 1997, as compared to working capital of $3,612 thousand as of December 27, 1996. The improvement is the result of year-to-date earnings. The Company's current ratio was 1.17 to 1.00 as of March 28, 1997, as compared to 1.18 to 1.00 as of December 27, 1996. The

                            THE SPORTSMAN'S GUIDE, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

Company's working capital requirements have increased during the thirteen week period ended March 28, 1997 as compared to the same period one year ago primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs. Purchases of manufacturers' close-outs are made at the time products are available which may be a number of months before the product is offered for sale within a catalog.

The Company believes it will have sufficient funds available to meet current and future commitments.

                          Results of Operations

COMPARISON OF THE THIRTEEN WEEK PERIOD ENDED MARCH 28, 1997, TO THE THIRTEEN WEEK PERIOD ENDED MARCH 29, 1996.

The Company's sales for the thirteen week period ending March 28, 1997 totaled $27.9 million, an increase of $3.7 million (15.3%) over the same period last year. The record level first quarter sales were driven by a 17% increase in catalog circulation and a slight increase in the average order size, offset partially by slightly lower customer response rates. The increase in the catalog circulation was primarily from a planned increase of specialty catalogs, from two editions in the first quarter of 1996 to five editions in the first quarter of 1997. Gross returns and allowances from mail order operations for the thirteen week period ended March 28, 1997 were 10.6% of sales compared to 8.4% of sales for the same period last year. The increase was anticipated as part of the merchandising strategy to offer more products in the apparel and footwear categories.

Gross profit for the thirteen week period ending March 28, 1997 was 37.7% of sales compared to 33.4% of sales for the same period last year. The increase in gross profit as a percentage of sales was primarily due to higher retail product margins. Higher retail product margins were the result of the ongoing plan of shifting a larger percentage of product offerings to manufacturers' close-outs as well as an emphasis in higher margin product categories of apparel and footwear.

Selling, general and administrative expenses for the thirteen week period ended March 28, 1997 were $9,424 thousand or 33.8% of sales compared to $7,731 thousand or 32.0% of sales for the same period last year. This increase was largely due to the 17% increase in circulation and the higher costs associated with the lower circulation specialty catalogs. Effective advertising expenses as a percentage of sales for the thirteen week period ending March 28, 1997 were 18.9% of sales compared to 17.6% of sales for the same period last year.

The Company recorded $100 thousand from recovery of merger costs during the thirteen week period ended March 28, 1997, as compared to $107 thousand of merger related expenses during the same period last year.

Earnings from operations for the thirteen week period ended March 28, 1997 were $1,192 thousand as compared to $239 thousand during the same period last year.

                            THE SPORTSMAN'S GUIDE, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (continued)

Interest expense for the thirteen week period ended March 28, 1997 was $239 thousand as compared to $160 thousand during the same period last year. Interest expense is up primarily due to the higher inventory levels required to support the merchandising plan.

Income tax expense for the thirteen week period ended March 28, 1997 was $329 thousand. No tax expense was recorded during the same period last year due to the utilization of net operating loss carryforwards.

As a result of the above, the Company recognized record first quarter earnings of $625 thousand as compared to $80 thousand for the same period last year. Net earnings as a percentage of sales was 2.2% during the quarter as compared to .3% during the same period last year.

This report contains forward looking statements which are subject to change based on various important factors, including but not limited to general economic conditions, a changing market environment for the Company's products and the market acceptance of the Company's catalogs.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         See Exhibits Index at page 12 of this report.

    (b)  Reports on Form 8-K

         None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE SPORTSMAN'S GUIDE, INC.


Date:  May 6, 1997                 /s/Charles B. Lingen
                                   ------------------------------
                                   Charles B. Lingen
                                   Sr. Vice President of Finance/CFO

                              EXHIBIT INDEX

Exhibit                                                 Method of filing
-------                                                 ----------------
4.2     Form of Promissory Note dated April 18,
        1997 issued by the  Company..................   Filed herewith
                                                        electronically

10.16   Amended and Restated Credit and Security
        Agreement between the Company and
        Norwest Business Credit, Inc. dated
        April 18, 1997...........................       Filed herewith
                                                        electronically

 27     Financial Data Schedule..................       Filed herewith
                                                        electronically