Form 10-Q
period 1997-06-27
SPORTSMANS GUIDE INC
filed 1997-07-25
CIK 791450

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q
(Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ---- ACT OF 1934. FOR THE QUARTERLY FISCAL PERIOD ENDED JUNE 27, 1997, OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ---- EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM
      __________ TO ___________.

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

                                    (612) 451-3030
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No
                                       -------     -------

As of July 21, 1997 there were 2,333,600 shares of the registrant's Common Stock outstanding.

                            PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             THE SPORTSMAN'S GUIDE, INC.
                                    BALANCE SHEETS
                                     (UNAUDITED)
                              (In thousands of dollars)
                                                   June 27,      December 27,
                      ASSETS                         1997            1996
                                                 ------------    ------------
CURRENT ASSETS
  Accounts receivable - net                       $   2,538      $   3,038
  Inventory                                          26,466         17,765
  Prepaid expenses                                    1,438            538
  Promotional material                                3,617          2,194
                                                    ---------      ---------
    Total current assets                             34,059         23,535

PROPERTY AND EQUIPMENT - NET                          4,284          4,355
                                                    ---------      ---------
    Total assets                                  $  38,343      $  27,890
                                                    ---------      ---------
                                                    ---------      ---------

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                  $   1,330      $   3,539
  Notes payable - bank                               13,215          1,497
  Current maturities of long-term debt
     Related parties                                  1,795              -
     Other                                            1,668             52
  Accounts payable                                   12,651         10,710
  Accrued expenses                                      851          1,809
  Customer deposits and other liabilities             1,439          2,316
                                                    ---------      ---------
    Total current liabilities                        32,949         19,923

LONG-TERM LIABILITIES
  Long-term debt
     Related parties                                      -          1,795
     Other                                              128          1,811
  Deferred income taxes                                 696            486
                                                    ---------      ---------
    Total liabilities                                33,773         24,015

COMMITMENTS AND CONTINGENCIES                             -              -

SHAREHOLDERS' EQUITY
  Series A Preferred Stock-$.01 par value;
     200,000 shares authorized, 20,000 shares
     issued and outstanding                               -              -
  Common Stock-$.01 par value; 36,800,000
     shares authorized; 2,333,600 shares
     issued and outstanding                              23             23
  Additional paid-in capital                          2,350          2,350
  Accumulated earnings                                2,197          1,502
                                                    ---------      ---------
     Total shareholders' equity                       4,570          3,875
                                                    ---------      ---------
     Total liabilities and shareholders' equity   $  38,343      $  27,890
                                                    ---------      ---------
                                                    ---------      ---------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                             THE SPORTSMAN'S GUIDE, INC.

                               STATEMENTS OF OPERATIONS

                                     (UNAUDITED)

                  For the Thirteen Weeks and Twenty-six Weeks Ended
                           June 27, 1997 and June 28, 1996

                        (In thousands, except per share data)



                                                              Thirteen Weeks                     Twenty-six Weeks
                                                      ------------------------------      ---------------------------------
                                                          1997               1996             1997               1996
                                                      ------------       -----------      --------------   ----------------
Sales                                                  $  23,245         $  18,611        $  51,121         $  42,788

Cost of sales                                             14,064            12,300           31,424            28,400
                                                       ----------        ----------      -----------        ----------

  Gross profit                                             9,181             6,311           19,697            14,388

Selling, general and administrative
 expenses                                                  8,719             6,559           18,043            14,397
                                                       ----------        ----------      -----------        ----------

  Earnings (loss) from operations                            462              (248)           1,654                (9)

Interest expense                                            (350)             (231)            (589)             (391)
Miscellaneous income (expense), net                           (5)                8               (4)                9
                                                       ----------        ----------      -----------        ----------

  Earnings (loss) before income taxes                        107              (471)           1,061              (391)

Income taxes                                                 (37)                -             (366)                -
                                                       ----------        ----------      -----------        ----------

  Net earnings (loss)                                  $      70         $    (471)       $     695          $   (391)
                                                       ----------        ----------      -----------        ----------
                                                       ----------        ----------      -----------        ----------

Net earnings (loss) per common and
 common equivalent share:
    Primary                                            $     .03         $    (.20)       $     .24          $   (.17)
                                                       ----------        ----------      -----------        ----------
                                                       ----------        ----------      -----------        ----------
    Fully diluted                                      $     .02         $    (.20)       $     .23          $   (.17)
                                                       ----------        ----------      -----------        ----------
                                                       ----------        ----------      -----------        ----------
Weighted average common and common
 equivalent shares outstanding:
    Primary                                                2,941             2,334            2,943             2,334
                                                       ----------        ----------      -----------        ----------
                                                       ----------        ----------      -----------        ----------
    Fully diluted                                          2,989             2,334            2,990             2,334
                                                       ----------        ----------      -----------        ----------
                                                       ----------        ----------      -----------        ----------

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS


                             THE SPORTSMAN'S GUIDE, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                  For the Thirteen Weeks and Twenty-six Weeks Ended
                           June 27, 1997 and June 28, 1996

                              (In thousands of dollars)



                                                              Thirteen Weeks                        Twenty-six Weeks
                                                      ------------------------------      ---------------------------------
                                                          1997               1996             1997               1996
                                                      ------------       -----------      --------------   ----------------
Cash flows from operating activities:
  Net earnings (loss)                                  $      70         $    (471)      $      695         $    (391)
  Adjustments to reconcile net earnings
  (loss) to net cash used in operating
  activities:
    Depreciation and amortization                            337               253              654               491
    Deferred income taxes                                     84                 -              210                 -
    Other                                                    (22)              (20)             (32)              (25)
    Changes in assets and liabilities:
      Accounts receivable                                   (655)              170              500               504
      Inventory                                           (1,477)           (3,085)          (8,701)           (1,454)
      Prepaid expenses                                      (780)             (116)            (900)               58
      Promotional material                                (1,828)           (1,092)          (1,423)             (389)
      Bank overdraft                                        (334)              971           (2,209)             (154)
      Accounts payable                                       995               489            1,941            (4,604)
      Accrued expenses                                      (445)             (324)            (958)             (111)
      Customer deposits and other
       liabilities                                          (654)              (46)            (877)             (541)
                                                       ----------        ----------      -----------        ----------
        Cash flows used in operating
         activities                                       (4,709)           (3,271)         (11,100)           (6,616)

Cash flows from investing activities:
  Purchases of property and equipment                       (325)             (241)            (583)             (396)
                                                       ----------        ----------      -----------        ----------
        Cash flows used in investing
         activities                                         (325)             (241)            (583)             (396)

Cash flows from financing activities:
  Net proceeds from revolving credit line                  5,064             3,543           11,718             7,048
  Payments on long-term debt                                 (30)              (31)             (35)              (36)
                                                       ----------        ----------      -----------        ----------
        Cash flows provided by financing
         activities                                        5,034             3,512           11,683             7,012

Decrease in cash and cash equivalents                          -                 -                -                 -

Cash and cash equivalents at beginning
 of the period                                                 -                 -                -                 -
                                                       ----------        ----------      -----------        ----------

Cash and cash equivalents at end of the
 period                                                $       -         $       -       $        -         $       -
                                                       ----------        ----------      -----------        ----------
                                                       ----------        ----------      -----------        ----------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS


                             THE SPORTSMAN'S GUIDE, INC.
                         STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)

                  For the Thirteen Weeks and Twenty-six Weeks Ended
                           June 27, 1997 and June 28, 1996

                              (In thousands of dollars)



                                              Thirteen Weeks                Twenty-six Weeks
                                         ------------------------      ------------------------
                                            1997           1996           1997           1996
                                         --------       ---------      ---------      ---------

Supplemental disclosure of cash flow
------------------------------------
information
-----------
Cash paid during the periods for:
    Interest                             $    337       $    223       $    522       $    459
    Income taxes                         $    658       $      1       $    956       $      2



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

Note 2:  Net Earnings (Loss) Per Common and Common Equivalent Share

         Net earnings (loss) per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding, when dilutive. Net earnings (loss) per common and common equivalent share was calculated using the modified treasury stock method for the thirteen and twenty-six weeks ended June 27, 1997 and the treasury stock method for the thirteen and twenty-six weeks ended June 28, 1996.

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

Note 3:   Credit Facility

         On April 18, 1997 the Company entered into an Amended and Restated Credit and Security Agreement ("the amended agreement") with its bank which expires in May 2000. The amended agreement contains substantially the same terms and conditions as the previous agreement except that the maximum borrowing under the line of credit was increased from $10.0 million to $15.0 million, the interest rate was reduced to the bank's prime rate and the limit on letters of credit was increased from $1.0 million to $5.0 million. The amended credit facility has an increased collateral base related to inventory of $10.0 million December 16 through March 31, $12.0 million April 1 through April 15 and $15.0 million April 16 to December 15 of each year.

                           THE SPORTSMAN'S GUIDE, INC.

                                   (UNAUDITED)

Note 4:  Public Offering

On July 11, 1997 the Company filed a Registration Statement with the Securities and Exchange Commission for the sale of 2,000,000 shares of its common stock. The Company expects the offering price to be between $7.00 and $8.00 per share. Of the shares being registered, 1,600,000 are to be sold by the Company and 400,000 are to be sold by certain selling shareholders. The Registration Statement has not yet become effective.

Note 5:  Shareholders' Equity

The Company's Board of Directors approved a one-for-ten reverse stock split which was approved by the shareholders on March 5, 1997. All share and per share amounts have been presented to reflect the effect of the reverse stock split.

On June 20, 1997 the Company's Board of Directors approved increasing the number of shares reserved for issuance under the 1996 Stock Option Plan from 400,000 to 600,000, subject to shareholder approval which was obtained on July 16, 1997.

On July 1, 1997 the Company's Board of Directors approved the grant to officers of the Company options to purchase 220,000 shares of common stock contingent upon the completion of the Company's public offering. The exercise price will be the same as the price to public in the offering document and 25% of the options will vest immediately upon the date of grant with the balance vesting over the next three years. The options will expire ten years from the date of grant.

On July 1, 1997 the Company's Board of Directors approved the repurchase of all of the Company's Series A Preferred Stock for $1.0 million upon completion of the Company's public offering.

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 27, 1997 COMPARED TO THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 1996

SALES. Sales for the thirteen and twenty-six weeks ended June 27, 1997 of $23.2 million and $51.1 million were $4.6 million or 24.9% and $8.3 million or 19.5% higher than sales of $18.6 million and $42.8 million for the same periods last year. The increase in sales was due to a 57% and 34% increase in catalog circulation for the thirteen and twenty-six weeks ended June 27, 1997, offset partially by lower customer response rates resulting from increased catalog editions and the planned merchandising shift to higher margin products. The Company mailed six catalog editions, including four specialty editions, during the thirteen weeks ended June 27, 1997, compared to five editions, including two specialty editions, during the same period last year. Year to date the Company has mailed 14 catalog editions, including nine specialty editions, compared to ten catalog editions, including four specialty editions, during the same period last year. Gross returns and allowances for the thirteen and twenty-six weeks ended June 27, 1997, were $2.9 million or 11.0% of gross sales and $6.1 million or 10.7% of gross sales compared to $1.5 million or 7.7% of gross sales and $3.7 million or 8.0% of gross sales for the same periods last year. The increase was anticipated as part of the merchandise strategy to offer more products in the apparel and footwear categories, which tend to have higher return rates than other product categories.

GROSS PROFIT. Gross profit for the thirteen and twenty-six weeks ended June 27, 1997 was $9.2 million or 39.5% of sales and $19.7 million or 38.5% of sales compared to $6.3 million or 33.9% of sales and $14.4 million or 33.6% of sales for the same periods last year. The increase in gross profit as a percent of sales was due primarily to higher retail product margins which was the result of the Company's ongoing plan to shift a larger percentage of product offerings to higher margin manufacturers' close-outs and military surplus as well as apparel and footwear.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the thirteen and twenty-six weeks ended June 27, 1997 were $8.7 million or 37.5% of sales and $18.0 million or 35.3% of sales compared to $6.6 million or 35.2% of sales and $14.4 million or 33.6% of sales for the same periods last year. The dollar increase was primarily due to the 57% and 34% increase in circulation. Total circulation during the thirteen and twenty-six weeks ended June 27, 1997 was 12.0 million and 23.8 million catalogs compared to 7.7 million and 17.8 million catalogs during the same periods last year. The increase in catalog circulation was primarily due to a planned increase in the number of specialty catalog editions and increased efforts to develop new customers. Advertising expense for the thirteen and twenty-six weeks ended June 27, 1997 was $5.2 million or 22.5% of sales and $10.5 million or 20.5% of sales compared to $3.5 million or 19.0% of sales and $7.8 million or 18.2% of sales for the same periods last year. The increase as a percent of sales was due to lower customer response rates associated with the number of catalog editions mailed to existing customers and new customer prospecting. The Company did not have any merger related expenses during the thirteen weeks ended June 27, 1997 and recorded $100,000 of recovered merger costs during the twenty-six weeks ended June 27,1997 compared to $99,000 and $206,000 of merger related expenses during the same periods last year. These expenses were incurred in connection with an

                       CONDITION AND RESULTS OF OPERATIONS

Agreement and Plan of Merger entered into in March 1996 among the Company, VISTA 2000, Inc. and VISTA Acquisition Subsidiary, Inc. The Company terminated the agreement in May 1996 based upon various breaches of the agreement by VISTA 2000, Inc.

EARNINGS (LOSS) FROM OPERATIONS. Earnings from operations for the thirteen and twenty-six weeks ended June 27, 1997 were $462,000 or 2.0% of sales and $1.7 million or 3.2% of sales compared to losses from operations of $248,000 and $9,000 for the same periods last year.

INTEREST EXPENSE. Interest expense for the thirteen and twenty-six weeks ended June 27, 1997 was $350,000 and $589,000 compared to $231,000 and $391,000 for the same periods last year. The increase was primarily due to increased borrowings against the revolving line of credit as a result of higher inventory levels.

INCOME TAXES. Income tax expense for the thirteen and twenty-six weeks ended June 27, 1997 was $37,000 and $366,000. No income tax benefits were recorded during the same periods last year due to a valuation allowance being recorded.

NET EARNINGS (LOSS). Net earnings for the thirteen and twenty-six weeks ended June 27, 1997 were $70,000 or 0.3% of sales and $695,000 or 1.4% of sales compared to net losses of $471,000 and $391,000 for the same periods last year.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its operating cash requirements through funds generated from operations and borrowings under its revolving line of credit and from subordinated notes payable to shareholders and other investors.

The Company had working capital of $1.1 million as of June 27, 1997 compared to working capital of $3.6 million as of December 27, 1996. The decrease of $2.5 million in working capital during the twenty-six weeks ended June 27, 1997 was the result of $3.4 million in subordinated notes payable, maturing June 15, 1998, being classified as a current liability as of June 27,1997, partially offset by year-to-date earnings. The Company's working capital requirements have increased during the thirteen and twenty-six weeks ended June 27, 1997 compared to the same periods last year primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs. The Company purchases large quantities of manufacturers' close-outs and other individual product items on an opportunistic or when-available basis, particularly in the case of footwear and apparel. The seasonal nature of the merchandise or the time of its acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing the Company's working capital requirements and related carrying costs.

                       CONDITION AND RESULTS OF OPERATIONS


                   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


In November 1995, the Company began offering its customers an installment credit plan with no finance fees, known as the "G.O. Painless 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $1.5 million at June 27, 1997 compared to $2.3 million at December 27, 1996. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

On April 18, 1997, the Company entered into an Amended and Restated Credit and Security Agreement with Norwest Business Credit, Inc. increasing its revolving line of credit from $10.0 million to $15.0 million, subject to an adequate borrowing base, and extending the expiration date to May 2000. The amended credit facility increased the limit for letters of credit from $1.0 million to $5.0 million and the interest rate was reduced from the bank's prime rate plus 1.25% to the bank's prime rate. All other terms and conditions remained substantially the same as in the previous agreement. The Company was in compliance with the credit agreement's covenants as of June 27, 1997. As of June 27, 1997, the Company had borrowed $13.2 million against the revolving credit line compared to $1.5 million at December 27, 1996. The increase during the twenty-six weeks ended June 27, 1997 is due to the $8.7 million increase in inventory required to support the merchandising plan.

Cash flows used in operating activities for the twenty-six weeks ended June 27, 1997 were $11.1 million compared to $6.6 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of increased inventory levels.

Cash used in investing activities during the twenty-six weeks ended June 27, 1997 was $583,000 compared to $396,000 for the same period last year. During 1994, the Company began a multi-year project of replacing and enhancing its operational and management information systems which has resulted in significant capital expenditures being incurred each year to develop computer software programs. Additionally, the Company has made investments to enhance warehouse operations in terms of efficiencies and capacity. During 1997, the Company plans to continue the system development plan with additional hardware and software upgrades of approximately $900,000 which are expected to be funded from operations.

The Company believes that cash flow from operations and borrowing capacity under its revolving credit facility will be sufficient to fund operations for the next 12 months.

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




                                        THE SPORTSMAN'S GUIDE, INC.


Date: July 25, 1997                BY:  /s/ Charles B. Lingen
                                        -----------------------------
                                        Charles B. Lingen
                                        Vice President Finance/CFO

                                  EXHIBIT INDEX

  Exhibit                                                 Method of Filing
----------                                         -----------------------------

    27     Financial Data Schedule.................Filed herewith electronically