Form 10-Q
period 1997-09-26
SPORTSMANS GUIDE INC
filed 1997-11-07
CIK 791450

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q
(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934. FOR THE QUARTERLY FISCAL PERIOD ENDED SEPTEMBER 26, 1997, OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM
                TO            .
    ----------    -----------

                              Commission File No. 015767
                             THE SPORTSMAN'S GUIDE, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MINNESOTA                           41-1293081
    (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER I.D. NUMBER)
 OF INCORPORATION OR ORGANIZATION)


                   411 FARWELL AVE., SO. ST. PAUL, MINNESOTA  55075
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

As of November 4, 1997 there were 2,339,225 shares of the registrant's Common Stock outstanding.

                            PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             THE SPORTSMAN'S GUIDE, INC.
                                    BALANCE SHEETS
                                     (UNAUDITED)
                              (In thousands of dollars)
                                                  September 26,     December 27,
                      ASSETS                           1997             1996
                                                  ------------      ------------
CURRENT ASSETS
   Accounts receivable - net                        $ 2,353         $ 3,038
   Inventory                                         29,552          17,765
   Prepaid expenses                                   1,777             538
   Promotional material                               2,945           2,194
                                                     -------         -------
       Total current assets                          36,627          23,535
 PROPERTY AND EQUIPMENT - NET                         4,345           4,355
                                                     -------         -------
       Total assets                                 $40,972         $27,890
                                                     -------         -------
                                                     -------         -------

LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES
   Bank overdraft                                   $ 1,156         $ 3,539
   Notes payable - bank                              13,256           1,497
   Current maturities of long-term debt
     Related parties                                  1,795               -
     Other                                            1,662              52
   Accounts payable                                  14,842          10,710
   Accrued expenses                                   1,205           1,809
   Customer deposits and other liabilities            2,013           2,316
                                                     -------         -------
       Total current liabilities                     35,929          19,923


LONG-TERM LIABILITIES

  Long-term debt

     Related parties                                      -           1,795
     Other                                              118           1,811
   Deferred income taxes                                696             486
                                                     -------         -------
        Total liabilities                            36,743          24,015


COMMITMENTS AND CONTINGENCIES                             -               -


SHAREHOLDERS' EQUITY
   Series A Preferred Stock-$.01 par value;
     200,000 shares authorized, 20,000 shares
     issued and outstanding
   Common Stock-$.01 par value; 36,800,000 shares
     authorized; 2,339,225 and 2,333,600 shares
     issued and outstanding at September 26, 1997        24              23
     and December 27, 1996, respectively
   Additional paid-in capital                         2,364           2,350
   Accumulated earnings                               1,841           1,502
                                                     -------         -------
        Total shareholders' equity                    4,229           3,875
                                                     -------         -------
        Total liabilities and shareholders' equity  $40,972         $27,890
                                                     -------         -------
                                                     -------         -------

               SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                             THE SPORTSMAN'S GUIDE, INC.

                               STATEMENTS OF OPERATIONS

                                     (UNAUDITED)

                  For the Thirteen Weeks and Thirty-nine Weeks Ended
                      September 26, 1997 and September 27, 1996

                        (In thousands, except per share data)




                                                             Thirteen Weeks               Thirty-nine Weeks
                                                         ----------------------       -----------------------
                                                           1997           1996           1997           1996
                                                          ------         ------         ------         ------
Sales                                                    $26,490        $26,485        $77,611        $69,273


Cost of sales                                             15,810         17,224         47,234         45,624
                                                          ------         ------         ------         ------


   Gross profit                                           10,680          9,261         30,377         23,649


Selling, general and administrative
   expenses                                               10,849          8,620         28,892         23,017
                                                          ------         ------         ------         ------


   Earnings (loss) from operations                          (169)           641          1,485            632


Interest expense                                            (374)          (323)          (963)          (714)
Miscellaneous income (expense), net                            -              1             (4)            10
                                                          ------         ------         ------         ------


   Earnings (loss) before income taxes                      (543)           319            518            (72)


Income tax (expense) benefit                                 187              -           (179)             -
                                                          ------         ------         ------         ------


   Net earnings (loss)                                   $  (356)       $   319         $  339        $   (72)
                                                          ------         ------         ------         ------
                                                          ------         ------         ------         ------


Net earnings (loss) per common and
    common equivalent share:

     Primary                                             $  (.15)        $  .14         $  .12        $  (.03)
                                                          ------         ------         ------         ------
                                                          ------         ------         ------         ------
     Fully diluted                                       $  (.15)        $  .14         $  .11        $  (.03)
                                                          ------         ------         ------         ------
                                                          ------         ------         ------         ------
Weighted average common and common
    equivalent shares outstanding:

     Primary                                               2,337          2,334          2,940          2,334
                                                          ------         ------         ------         ------
                                                          ------         ------         ------         ------
     Fully diluted                                         2,337          2,334          3,028          2,334
                                                          ------         ------         ------         ------
                                                          ------         ------         ------         ------



SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                             THE SPORTSMAN'S GUIDE, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                  For the Thirteen Weeks and Thirty-nine Weeks Ended
                      September 26, 1997 and September 27, 1996

                              (In thousands of dollars)



                                                              Thirteen Weeks               Thirty-nine Weeks
                                                          ----------------------       -----------------------
                                                            1997           1996           1997           1996
                                                           ------         ------         ------         ------

Cash flows from operating activities:
   Net earnings (loss)                                   $  (356)       $   319        $   339        $   (72)
   Adjustments to reconcile net earnings
   (loss) to net cash provided by (used
   in) operating activities:
     Depreciation and amortization                           372            260          1,026            751
     Deferred income taxes                                     -              -            210              -
     Other                                                   (10)           (10)           (42)           (40)
     Changes in assets and liabilities:
       Accounts receivable                                   185           (515)           685            (11)
       Inventory                                          (3,086)        (3,205)       (11,787)        (4,659)
       Prepaid expenses                                     (339)            61         (1,239)           119
       Promotional material                                  672            302           (751)           (87)
       Bank overdraft                                       (174)           329         (2,383)           175
       Accounts payable                                    2,191          1,442          4,132         (3,162)
       Accrued expenses                                      354            316           (604)           205
       Customer deposits and other
        liabilities                                          574            539           (303)             1
                                                          ------         ------         ------         ------
        Cash flows provided by (used in)
          operating activities                               383           (162)       (10,717)        (6,780)


Cash flows from investing activities:
   Purchases of property and equipment                      (433)          (501)        (1,016)          (895)
                                                          ------         ------         ------         ------
        Cash flows used in investing
          activities                                        (433)          (501)        (1,016)          (895)


Cash flows from financing activities:
   Net proceeds from revolving credit line                    41            668         11,759          7,716
   Payments on long-term debt                                 (6)            (5)           (41)           (41)
   Proceeds from exercise of options                          15              -             15              -
                                                          ------         ------         ------         ------
        Cash flows provided by financing
          activities                                          50            663         11,733          7,675


Decrease in cash and cash equivalents                          -              -              -              -


Cash and cash equivalents at beginning
  of the period                                                -              -              -              -
                                                          ------         ------         ------         ------


Cash and cash equivalents at end of the
  period                                                 $     -        $     -        $     -        $     -
                                                          ------         ------         ------         ------
                                                          ------         ------         ------         ------


SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS
                             THE SPORTSMAN'S GUIDE, INC.
                         STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)

                  For the Thirteen Weeks and Thirty-nine Weeks Ended
                      September 26, 1997 and September 27, 1996

                              (In thousands of dollars)


                                          Thirteen Weeks   Thirty-nine Weeks
                                          --------------- ------------------
                                           1997     1996     1997     1996
                                          ------  ------- ---------  -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the periods for:
       Interest                          $  373  $  320    $  895    $  779
       Income taxes                      $    -  $    1    $  956    $    3









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

Note 2:  Net Earnings (Loss) Per Common and Common Equivalent Share

         Net earnings (loss) per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding, when dilutive.
         Net earnings (loss) per common and common equivalent share was calculated using the modified treasury stock method for the thirty-nine weeks ended September 26, 1997 and the treasury stock method for the thirteen weeks ended September 26, 1997 and for the thirteen and thirty-nine weeks ended September 27, 1996.

Note 3:  Credit Facility

         On April 18, 1997 the Company entered into an Amended and Restated Credit and Security Agreement ("the amended agreement") with its bank which expires in May 2000. The amended agreement contains substantially the same terms and conditions as the previous agreement except that the maximum borrowing under the line of credit was increased from $10.0 million to $15.0 million, the interest rate was reduced to the bank's prime rate and the limit on letters of credit was increased from $1.0 million to $5.0 million. The amended credit facility has an increased collateral base related to inventory of $10.0 million December 16 through March 31, $12.0 million April 1 through April 15 and $15.0 million April 16 to December 15 of each year. In September 1997, the Company further amended its credit facility to provide a temporary increase in the credit line to $16.5 million, subject to an adequate borrowing base.
          The additional $1.5 million of availability expires on December 15, 1997. All other terms and conditions remained substantially the same as in the previous agreement.

Note 4:  Public Offering

         On July 11, 1997 the Company filed a Registration Statement with the Securities and Echange Commission for the sale of 2,000,000 shares of its common stock. The Company expects the offering price to be between $7.00 and $8.00 per share. Of the shares being registered, 1,600,000 are to be sold by the Company and 400,000 are to be sold by certain selling shareholders. The Registration Statement has not yet become effective.

                             THE SPORTSMAN'S GUIDE, INC.

                                     (UNAUDITED)


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

Note 6:  Recent Accounting Pronouncements

         The FASB has issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard has not been determined.

         The FASB also issued SFAS No. 130, "Reporting Comprehensive Income," which requires the company to display an amount representing total comprehensive income, as defined by the statement, as part of the company's basic financial statements. Additionally, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. These statements are effective for financial statements for periods beginning after December 15, 1997.

         The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the company.

                         CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

SALES. Sales for the thirteen weeks ended September 26, 1997 of $26.5 million were flat compared to sales for the same period last year. Sales for the thirty-nine weeks ended September 26, 1997 of $77.6 million were $8.3 million or 12.0% higher than sales of $69.3 million for the same period last year.

Sales for the thirteen weeks ended September 26, 1997 were down significantly from expectations. The planned sales increase from a 48% increase in catalog circulation was completely offset by the effects of a United Parcel Service
(UPS) strike in August and lower than anticipated response on the July 1997 catalog. The UPS strike and resulting publicity created a negative effect on consumer confidence and therefore suppressed sales. The Company was further affected when the overloaded U.S. Postal Service failed to deliver catalogs on a timely basis during and after the UPS strike. Management believes that the strike related events negatively impacted sales by an estimated $2.6 million in the third quarter. The sales increase for the thirty-nine weeks ended September 26, 1997 was due to a 40% increase in circulation offset partially by the effects of the UPS strike, and by lower customer response rates resulting from increased catalog editions and the planned merchandising shift to higher margin products.

The Company mailed eight catalog editions, including five specialty editions, during the thirteen weeks ended September 26, 1997, compared to seven editions, including four specialty editions, during the same period last year. Year to date the Company has mailed 22 catalog editions, including 14 specialty editions, compared to 17 catalog editions, including eight specialty editions, during the same period last year.

Gross returns and allowances for the thirteen and thirty-nine weeks ended September 26, 1997 were $2.9 million or 10.0% of gross sales and $9.0 million or 10.4% of gross sales compared to $2.3 million or 8.0% of gross sales and $6.0 million or 7.9% of gross sales for the same periods last year. The increase was anticipated as part of the merchandising strategy to offer more products in the apparel and footwear categories, which tend to have higher return rates than other product categories.

GROSS PROFIT. Gross profit for the thirteen and thirty-nine weeks ended September 26, 1997 was $10.7 million or 40.3% of sales and $30.4 million or 39.1% of sales, compared to $9.3 million or 35.0% of sales and $23.6 million or 34.1% of sales for the same periods last year. The increase in gross profit as a percent of sales was due primarily to higher retail product margins which were the result of the Company's ongoing plan to shift a larger percentage of product offerings to higher margin manufacturers' close-outs and military surplus as well as apparel and footwear.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the thirteen and thirty-nine weeks ended September 26, 1997 were $10.8 million or 41.0% of sales and $28.9 million or 37.2% of sales compared to $8.6 million or 32.5% of sales and $23.0 million or 33.2% of sales for the same periods last year. The dollar increase was primarily due to the 48% and 40% increase in circulation. Total circulation during the thirteen and thirty-nine weeks ended September 26, 1997 was 15.7 million and 39.6 million catalogs

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

                          RESULTS OF OPERATIONS (continued)


compared to 10.6 million and 28.3 million catalogs during the same periods last year. The increase in catalog circulation was primarily due to a planned increase in the number of specialty catalog editions and increased efforts to develop new customers. Advertising expense for the thirteen and thirty-nine weeks ended September 26, 1997 was $6.5 million or 24.5% of sales and $17.0 million or 21.9% of sales compared to $4.9 million or 18.3% of sales and $12.7 million or 18.3% of sales for the same periods last year. The increase as a percent of sales for both periods was primarily due to lower customer response associated with the number of catalog editions mailed to existing customers, new customer prospecting, and lower customer response rates caused by the UPS strike during the third quarter. The Company did not have any merger related expenses during the thirteen weeks ended September 26, 1997 and recorded $100,000 of recovered merger costs during the thirty-nine weeks ended September 26, 1997 compared to $12,000 and $218,000 of merger related expenses during the same periods last year. These expenses were incurred in connection with an Agreement and Plan of Merger entered into in March 1996 among the Company, VISTA 2000, Inc. and VISTA Acquisition Subsidiary, Inc. The Company terminated the agreement in May 1996 based upon various breaches of the agreement by VISTA 2000, Inc.

EARNINGS (LOSS) FROM OPERATIONS. The loss from operations for the thirteen weeks ended September 26, 1997 was $169,000 and the earnings from operations for the thirty-nine weeks ended September 26, 1997 was $1.5 million or 1.9% of sales compared to earnings from operations of $641,000 and $632,000 for the same periods last year.

INTEREST EXPENSE. Interest expense for the thirteen and thirty-nine weeks ended September 26, 1997 was $374,000 and $963,000 compared to $323,000 and $714,000 for the same periods last year. The increase was primarily due to increased borrowings against the revolving line of credit as a result of higher inventory levels.

INCOME TAXES. The company recorded an income tax benefit of $187,000 and income tax expense of $179,000 for the thirteen and thirty-nine weeks ended
September 26, 1997. No income tax expense was recorded during the thirteen weeks ended September 27, 1996 due to the utilization of net operating loss carry forwards. No income tax benefit was recorded during the thirty-nine weeks ended September 27, 1996 due to a valuation allowance being recorded.

NET EARNINGS (LOSS). The company had a net loss for the thirteen weeks ended September 26, 1997 of $356,000 and net earnings of $339,000 or .4% of sales for the thirty-nine weeks ended Septmeber 26, 1997 compared to net earnings of $319,000 and a net loss of $72,000 for the same periods last year.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

                     LIQUIDITY AND CAPITAL RESOURCES (continued)


The Company had working capital of $700,000 as of September 26, 1997 compared to working capital of $3.6 million as of December 27, 1996. The decrease of $2.9 million in working capital during the thirty-nine weeks ended September 26, 1997 was the result of the $3.4 million in subordinated notes payable, maturing
June 15, 1998, being classified as a current liability as of June 27, 1997, partially offset by year-to-date earnings. The Company's working capital requirements have increased during the thirteen and thirty-nine weeks ended September 26, 1997 compared to the same periods last year primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs. The Company purchases large quantities of manufacturers' close-outs and other individual product items on an opportunistic or when-available basis, particularly in the case of footwear and apparel. The seasonal nature of the merchandise or the time of its acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing the Company's working capital requirements and related carrying costs.

In November 1995, the Company began offering its customers an installment credit plan with no finance fees, known as the "G.O. Painless 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $1.7 million at September 26, 1997 compared to $2.3 million at December 27, 1996. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

In April 1997, the Company entered into an Amended and Restated Credit and Security Agreement with Norwest Business Credit, Inc. increasing its revolving line of credit to $15.0 million, subject to an adequate borrowing base, and extending the expiration date to May 2000. The amended credit facility increased the limit for letters of credit to $5.0 million and the interest rate was reduced to the bank's prime rate. In September 1997, the Company further amended its credit facility to provide a temporary increase in the credit line to $16.5 million, subject to an adequate borrowing base. The additional $1.5 million of availability expires on December 15, 1997. All other terms and conditions remained substantially the same as in the previous agreement. The Company was in compliance with the credit agreement's covenants as of September 26, 1997. As of September 26, 1997, the Company had borrowed $13.3 million against the revolving credit line compared to $1.5 million at December 27, 1996. The increase during the thirty-nine weeks ended September 26, 1997 is due to the $11.8 million increase in inventory required to support the merchandising plan.

Cash flows used in operating activities for the thirty-nine weeks ended September 26, 1997 were $10.7 million compared to $6.8 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of increased inventory levels.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

                     LIQUIDITY AND CAPITAL RESOURCES (continued)


Cash used in investing activities during the thirty-nine weeks ended
September 26, 1997 was $1.0 million compared to $895,000 for the same period last year. During 1994, the Company began a multi-year project of replacing and enhancing its operational and management information systems which has resulted in significant capital expenditures being incurred each year to develop computer software programs. Additionally, the Company has made investments to enhance warehouse operations in terms of efficiencies and capacity. The Company has continued the system development plan with additional hardware and software upgrades totaling $668,000 year to date which are funded from operations.
During 1997, the Company plans to spend approximately $900,000 under the system development plan.

The Company believes that cash flow from operations, borrowing capacity under its revolving credit facility and subordinated debt will be sufficient to fund operations for the next 12 months.


                             PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on July 16, 1997, at which the following three matters were submitted to a vote of shareholders:

         1. Election of seven directors. The vote on this mattter was as follows:

                  Nominee                    For                 Withheld
                  -------                    ---                 --------
             Vincent W. Shiel              1,729,762                0
             Gary Olen                     1,729,762                0
             Leonard M. Paletz             1,729,762                0
             Mark F. Kroger                1,729,762                0
             William T. Sena               1,729,762                0
             Gregory R. Binkley            1,729,762                0
             Charles Lingen                1,729,762                0


         2. Approval and ratification of the Company's 1996 Stock Option Plan which had been approved by the Board of Directors to provide incentives to certain officers and key employees of the Company. The vote on this matter was as follows:

                For                        Against                 Abstain
                ---                        -------                 -------

              1,729,762                       0                       0

         3. Approval and ratification of the selection of Grant Thornton LLP as independent certified public accountants to audit the Company's financial statements for the fiscal year ending December 28, 1997. The vote on this matter was as follows:

                For                 Against             Abstain
                ---                 -------             -------

              1,729,762                0                   0


ITEM 5.  OTHER INFORMATION

         On November 1, 1997 the Company's Board of Directors approved a change in the Company's fiscal year end from the Friday nearest December 31 to the Sunday nearest December 31. The Company's Annual Report on form 10-K for the fiscal year ended December 28, 1997 will include the two day transition period from December 26 (previous fiscal year end) to December 28 (new fiscal year end).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

         See Exhibit Index at page 14 of this report.


     (B) REPORTS ON FORM 8-K:

         None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE SPORTSMAN'S GUIDE, INC.


Date: November 4, 1997        BY:  /S/ CHARLES B. LINGEN
                                   ---------------------
                                   Charles B. Lingen
                                   Vice President Finance/CFO

                                    EXHIBIT INDEX

  Exhibit                                                Method of Filing
-----------                                       -----------------------------

   27         Financial Data Schedule.............Filed herewith electronically