Form 10-K
period 1997-12-08
SPORTSMANS GUIDE INC
filed 1998-03-10
CIK 791450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (MARK ONE)
    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997
                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        FOR THE TRANSITION PERIOD FROM            TO                  .

                         COMMISSION FILE NUMBER 0-15767
                            ------------------------

                          THE SPORTSMAN'S GUIDE, INC.

             (Exact name of registrant as specified in its charter)

              MINNESOTA                               41-1293081
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

              411 FARWELL AVENUE, SOUTH ST. PAUL, MINNESOTA 55075

                    (Address of principal executive offices)

                                 (612) 451-3030

              (Registrant's telephone number, including area code)
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 6, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $21,644,221 based on the last reported sale price of the Common Stock on such date on the Nasdaq National Market.

    As of March 6, 1998, there were 4,588,486 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders on April 23, 1998 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    The Sportsman's Guide, Inc. (the "Company") is a leading mail order catalog retailer of value priced outdoor, hunting and general merchandise primarily marketed to the outdoorsman. The Company's broad selection of products are sold through distinctive main and specialty catalogs which are advertised as The "Fun-to-Read" Catalog.-Registered Trademark- The Company offers a large selection of high value products at low prices including footwear, clothing and accessories, hunting and shooting accessories, camping and outdoor recreation equipment, optics, collectibles and gift items as well as a diverse range of additional offerings in other product categories. In recent years, the Company has aggressively pursued a strategy to provide manufacturers' close-outs of name brand shoes, boots, apparel and general merchandise as well as military surplus from around the world.

    The Company's business was started in 1970 by Gary Olen, the Company's President and Chief Executive Officer. Originally serving the deer hunter, the Company's product offerings and marketing efforts have evolved to broaden the Company's focus to include the value-oriented male in general, and the outdoorsman in particular. In 1992, the Company began its value pricing strategy of offering hunting and shooting equipment at discount prices, later adding military surplus, manufacturers' close-outs and other lines of high value, high margin merchandise that appeal to a broader group of customers. Due in large part to the success of these strategies, the Company's sales have increased from $38 million in 1992 to $128 million in 1997.

    The Company was incorporated under the laws of the State of Minnesota on March 23, 1977 as The Olen Company, Inc. At that time the Company acquired the business and assets of The Olen Company, a sole proprietorship owned by Gary Olen, the President and Chief Executive Officer of the Company. In March 1986, the Company changed its name to The Sportsman's Guide, Inc. The Company's principal executive offices are located at 411 Farwell Avenue, South St. Paul, Minnesota 55075, and its telephone number is (612) 451-3030. The Company's web site address is www.sportsmansguide.com.

INDUSTRY AND MARKET

    The catalog shopping industry has experienced substantial growth over the past several years. According to industry reports, from 1992 to 1996 U.S. consumer catalog sales volume grew at a rate of approximately 8% annually to an estimated $46 billion in 1996. The U.S. consumer catalog industry is expected to reach sales of at least $62 billion by 2001. Between 1992 and 1996, U.S. catalog sales growth outpaced that of the retail industry. Of the total U.S. adult population, 57% or 110 million adults shopped from catalogs in 1996. An industry source estimates the size of the adult catalog shopper market will reach 158 million by 2001, up 44% from 1996. The Company believes that catalog sales will continue to increase due to the convenience and time savings of catalog shopping.

    The majority of the Company's sales fall within two large product segments of the U.S. catalog market: apparel and sporting goods. Together, the apparel and sporting goods segments represent approximately 27% of the total dollar volume of catalog sales in the United States.

    Since most direct mail catalogs are targeted to women, the Company believes the male catalog customer is an underserved segment of the market that represents a significant opportunity. The proportion of men who are catalog shoppers is increasing. Recent industry data suggest that 52% of men in the U.S. bought from catalogs during 1996, up from 38% in 1994.

    The Company believes that its niche marketing focus on the value-oriented outdoorsman, together with its product offerings and growing sales of general merchandise to men, has positioned it to continue to take advantage of opportunities within this large and expanding market.

BUSINESS STRATEGY

    The Company's objective is to maximize its niche of selling by direct mail value priced outdoor and general merchandise. Key elements of the Company's business strategy include:

    EXPAND AND CAPITALIZE ON THE VALUE-ORIENTED MALE NICHE. The Company seeks to expand its customer base and capitalize on its value-oriented male market niche through increased circulation of its specialty catalogs, name acquisition programs and new product offerings.

    OFFER QUALITY, NAME BRAND AND UNIQUE PRODUCTS AT VALUE PRICING. The Company offers high quality, name brand products along with unique and unusual products, all at value pricing. The Company offers a changing mix of products which are hand picked and field tested to ensure quality and maximize customer appeal.

    PROVIDE A FUN AND CONVENIENT SHOPPING EXPERIENCE. The Company strives to provide a fun and convenient shopping experience by combining its entertaining catalog format with the convenience of direct mail shopping. The Company emphasizes customer service and maintains sophisticated order entry and fulfillment operations for efficient processing of customer orders.

    MANAGE BY PROACTIVELY USING INFORMATION SYSTEMS. The Company proactively uses its information systems in merchandising, marketing and list management to test, assess and adjust day-to-day as well as long-term operating activities. Timely, comprehensive information allows the Company to alter product mix in future catalogs, adjust circulation plans, select target customers and change prices on particular products in response to consumer preferences.

    CAPITALIZE ON THE COMPANY'S FLEXIBLE STRUCTURE AND SHORT CATALOG LEAD
TIME. The Company's short catalog lead time (approximately 60 days) gives it a high degree of flexibility to make changes in upcoming catalogs based on up-to-date information. This enables the Company to manage its business on a catalog by catalog, page by page, product by product basis to determine future product offerings and the most profitable customer segments to target.

CATALOGS

    The Company publishes main and specialty editions of The Sportsman's Guide catalog. The Company mailed approximately 61 million catalogs to existing and prospective customers in 1997.

    FORMAT. The Company's catalogs are designed to be fun and entertaining. Every catalog uses a highly promotional format that features various items at sale prices. Unique to the Company is its product description, or copy. The catalogs make creative and expansive use of art and copy to extensively describe products with humorous text, call-outs, photos, photo captions and caricatures. Copy is written in the first person from Gary Olen to the reader. The catalogs are perceived by customers as having entertainment value and are advertised as The "Fun-to-Read" Catalog.-Registered Trademark- Excerpts from the catalogs have been featured in Jay Leno's "Headlines" segment on The Tonight Show. The copy has also been singled out for its excellence by various publications within the direct mail industry.

    TYPES AND PURPOSES. Main catalog editions are mailed monthly and offer selections of the Company's best selling products in a variety of product categories. Main catalogs generate the majority of the Company's sales. The Company also uses its main catalog as its primary prospecting catalog to test new names and new products. Response data from main catalog mailings is used to create specialty catalogs. New customers continue to receive monthly main catalogs in addition to specialty catalogs featuring the product categories in which they have shown an interest through past purchases.

    Specialty catalogs contain wide selections of products from a single product category. The Company identifies the product categories for its specialty catalogs based on demand generated for certain categories in the Company's main catalogs. The Company first tested the specialty catalog concept in 1994 and found it to be successful. The Company has since developed the concept into numerous specialty editions. During 1997, the Company published 18 specialty catalogs targeting buyers of footwear and apparel, deer hunting equipment, ammunition and shooting supplies, military surplus, camping equipment and holiday gifts. The Company plans to continue to develop and test new specialty titles.

    The specialty titles allow the Company to utilize a customized marketing plan for individual consumer groups thereby maximizing response rates and minimizing advertising costs as a percentage of sales. The Company believes that its specialty catalog titles have been an important component in its sales growth and have allowed the Company to expand its sales to existing customers and to broaden sales to new customers beyond the Company's historical customer profile.

    CREATIVE. All catalogs are created and designed in-house by the Company's creative services department which produces the advertising copy and layouts for each catalog. Substantially all of the photographs used in the catalogs are taken at the Company's in-house photo studio. Artwork and copy for the catalog are transmitted in digital format from the Company's desktop publishing systems to a pre-press vendor and then to the printer, which prints and mails the catalogs. These capabilities allow the Company to preserve the catalog's distinctive character and allow the Company greater control of the catalog production schedule, which reduces the lead time necessary to produce catalogs. The Company is able to prepare and mail a catalog in approximately 60 days, which allows it to offer new merchandise quickly to its customers, thereby maximizing pricing opportunities while minimizing inventory carrying costs. The Company believes this turnaround time is one of the fastest in the direct marketing industry. Because the Company uses a value-oriented sales approach, the Company is able to use a lower weight and grade of paper than its competitors to reduce its catalog production costs.

MERCHANDISING

    The Company's products originally were limited to a small selection of merchandise targeted to the deer hunter. The Company's product offerings have gradually evolved to a broader range of merchandise intended to appeal to the value-oriented outdoorsman. The Company offers a changing mix of products from catalog to catalog.

    PRODUCTS. The Company's products include footwear, clothing and accessories, hunting and shooting accessories, camping and outdoor recreation equipment, optics and ammunition as well as a diverse range of offerings in other product categories. The Company sells high value, low price, name brand products, as well as unique and unusual products which appeal to its targeted customer base and provide value to customers. The following graph shows the Company's sales by product category for 1997:

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Footwear                              24.5%
Clothing and Accessories              22.4%
Hunting and Shooting Accessories       9.9%
Camping and Outdoor Recreation         8.4%
Optics                                 7.8%
Ammunition                             5.7%
Domestics                              4.3%
Novelty and Collectibles               4.1%
Hardware, Tools and Automotive         3.3%
Electronics                            2.9%
Knives                                 2.2%
Other                                  4.5%

    MERCHANDISE MIX. The Company historically offered a changing mix of in-line products. In-line products are those products regularly available from manufacturers. As a complement to its value pricing approach, in 1996 the Company began aggressively pursuing manufacturers' close-outs of name brand shoes, boots, clothing, watches and other merchandise, which it offers to its customers at savings of 25% to 60% from original retail prices. The Company also offers military surplus from around the world, providing customers a low-cost alternative for items such as wool coats and pants, shirts, gloves, underwear, blankets, boots, sleeping bags, jackets, backpacks, skis and snowshoes.

    The Company's merchandising strategy has been to shift its merchandise mix to a larger percentage of manufacturers' close-outs, military surplus and other higher margin product categories including apparel and footwear, and to reduce the number of lower price point items, while maintaining a broad selection of products. This strategy has added to the Company's customer base value-oriented purchasers who may not otherwise be identified as pure outdoorsmen. This strategy has also contributed to significant increases in the Company's overall gross profit margins.

    SOURCING. The Company's buyers actively seek sources for products they believe will interest the Company's targeted customers. The Company seeks to maintain existing and develop new relationships with vendors to provide ongoing access to manufacturers' close-outs, military surplus and other items. Buyers regularly attend trade shows, meet with vendors and make mass mailings and cold calls to locate high quality, low price, name brand merchandise as well as unusual or unique products. The Company frequently purchases large quantities of close-outs and other individual items on an opportunistic or when-available basis. The capability to purchase large quantities in a short time period makes the Company a unique and desirable outlet for manufacturers looking to sell overstocked or discontinued products.

    The Company purchases its merchandise from more than 1,000 suppliers and generally purchases all of its product needs for a particular item from one vendor. No single supplier accounted for more than 10% of the Company's purchases during 1997, and the Company believes there are numerous sources for products in its merchandise categories.

    SELECTION. The Company's buyers and merchandising staff along with Gary Olen collectively select the merchandise to be offered to customers by evaluating product availability, pricing, historical demand, emerging merchandise trends and expected product profitability. Each product is hand-picked, and most are field tested by Company buyers to ensure quality, functionality and proper sizing in order to maximize appeal to customers.

    INVENTORY MANAGEMENT. Once merchandise has been selected, the Company's rebuyers are responsible for ordering all merchandise, determining the quantity and arrival date, managing inventory levels, assessing customer demand, adjusting estimates, cancelling orders for slow-moving merchandise and reordering merchandise. Utilizing the Company's information systems, buyers and rebuyers meet seven days following each catalog mailing to monitor product sales and take responsive action. Slow-moving merchandise is actively promoted through telemarketing, clearance sales, package stuffers or, when possible, is returned to the vendor.

    As part of its merchandise liquidation strategy, the Company maintains a retail outlet store at its warehouse and distribution facilities in South St. Paul, and opened a second retail store in Moundsview, Minnesota in 1997, from which it sells discontinued, overstocked, returned and regular catalog merchandise. The retail stores provide a liquidation outlet and serve to minimize inventory mark-downs.

    CATALOG CONTENT. The merchandise offered in the catalogs is determined based on product availability and the catalog in-home delivery date. Manufacturers' close-outs are offered when available. Close-outs and military surplus merchandise purchased in large quantities are normally placed in the Company's main catalogs. If a supply of merchandise is limited, it is usually offered in a specialty catalog or is included in a multiple page insert in the main catalog mailed to a targeted customer segment. Numerous products are shown on each page giving the catalog a dense look and adding to the Company's value-oriented image. Product sales are analyzed item by item to identify trends and help plan future merchandise offerings.

MARKETING

    The Company's marketing programs are based on gathering, analyzing and organizing information on its customers. The Company believes that because it offers such a broad mix of merchandise, it is particularly important for it to fully understand its customers.

    CUSTOMER DATABASE. The Company maintains a proprietary customer database in which it stores detailed information on each customer in the Company's customer list, including demographic data and purchasing history. The Company's customer database contains over 3.6 million house names, including over one million customers who have made purchases within the last 12 months. The customer database is updated regularly with information as new purchases are recorded.

    CUSTOMER SEGMENTATION. The Company has developed its own customer segmentation models to segment its customer list according to many variables, allowing the Company's marketing department to analyze each segment's buying patterns. The Company statistically validates the results of each of its catalog mailings. The data is used to further segment the customer database to refine the frequency and selectivity of the Company's catalog mailings in an effort to maximize response rates and profitability.

    LIST DEVELOPMENT. The Company's new customer acquisition program is designed to cost-effectively identify and capture new customers that fit its customer profile. New customers are acquired principally through the use of targeted mailings to individuals identified through mailing lists rented or exchanged from other catalog companies, retail subscription lists, and lists of names compiled from businesses whose customers have interests similar to those of the Company's customers. The Company is generally entitled to make one mailing to each name obtained through a rented or exchanged mailing list. If the prospect responds, the name is added to the Company's database and may be freely used by the Company in the future. The Company is also pursuing new sources of prospective customers, such as those who request catalogs through advertising, through the Company's web site or from customer referrals. New customers accounted for approximately 18% of the Company's sales during 1997.

    Once new customers are acquired, the Company's objective is to maximize the long-term profit potential from these customers. With ongoing refinements in the Company's approach to merchandising and marketing, the Company has increased the frequency and quantity of mailings to the most profitable segments of its existing customer list. Demographic and regression analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary modeling, are performed to assist in merchandising and customer targeting and to increase sales to existing customers. Existing customers accounted for approximately 82% of the Company's sales during 1997.

    MARKETING PROGRAMS AND PROMOTIONAL FORMATS. The Company strives to develop promotional formats that will stimulate customer purchases. Successful promotional formats include catalog cover designs, different catalog covers (or wraps), free gifts and promotional tag lines such as "last chance" offers.

    The Company employs a disciplined approach to its marketing activities. The Company tests a sample of new names before mailing to a new customer group, tests price and shipping charge changes, tests new list sources and tests marketing programs and promotional formats before full-scale implementation to ensure customer acceptance and cost-effectiveness. Two significant, successful marketing programs implemented by the Company are a buyer's club and an installment payment plan.

    - BUYER'S CLUB. The Company's buyer's club offers its members exclusive merchandise not offered to other customers as well as a merchandise discount of 10% on regularly priced items and 5% on sale items and special buys. Customers can purchase a one year membership in the Company's buyer's club for a $29.99 fee, or a two or three year membership for a fee of $53.99 and $80.99, respectively.

    - INSTALLMENT PAYMENT PLAN. The Company's installment payment plan, known as the "G.O. Painless 4-Pay Plan," is available to credit card customers with orders of $50 or more. Payments under the plan consist of 25% of the merchandise charges (plus 100% of any shipping charges and buyer's club fees, if applicable) at the time of shipment with three equal installments in 30 day increments, which are automatically charged to the customer's credit card. No interest or additional fees are charged by the Company to customers who elect the 4-Pay Plan.

    CUSTOMER SERVICE. A key element of the Company's marketing strategy is its commitment to customer service. The Company has a toll-free customer service telephone line separate from its inbound ordering lines. The Company maintains a separate customer service department staffed with full-time customer service representatives who answer customer inquiries, reply to complaints and assist customers in returning merchandise. The customer service department personally responds to all customer correspondence. The Company's commitment to customer service is supported by its unconditional guarantee which allows customers to return merchandise for any reason and at any time for refund or exchange if they are not satisfied with the merchandise.

    WEB SITE. The Company maintains a web site which allows customers to request catalogs and provides information on special product offerings. Although customers cannot order merchandise from the web site, customers can e-mail the Company with questions about products, pricing and availability. The

Company is collecting e-mail addresses and plans to use e-mail communications in its future marketing efforts. The address of the Company's web site is www.sportsmansguide.com.

OPERATIONS AND FULFILLMENT

    INBOUND CALLS. The Company maintains an in-house call center. Approximately 75% of customer orders are placed through the Company's toll-free telephone lines which are staffed 24 hours per day, seven days a week, with the remaining 25% of orders received by mail or facsimile. The Company's telephone system consists of an expandable AT&T GR3 digital switch which currently has eleven T-1 lines. Computer telephony integration software identifies the caller and, if known, accesses the customer's records simultaneously with answering the call. When fully staffed, the Company has the capacity of handling up to 2,750 calls per hour on average, and the Company believes that its current capacity is sufficient to handle demand in the foreseeable future.

    The Company also contracts with an outside call center to handle calls on an as-needed basis. If calls become backlogged or in the event of telephone system failure, back-up systems and rerouting capabilities allow the outside call center to handle inbound telephone orders. The outside call center has access to inventory availability, mirrors existing call processing and allows the Company to maintain its call standards.

    OUTBOUND TELEMARKETING. The Company maintains a small outbound telemarketing department as part of its telephone sales operations. Telemarketers contact existing customers who have previously purchased collectibles and supply items such as ammunition to offer them similar products. Outbound telephone sales accounted for approximately 1% of the Company's sales during 1997.

    ORDER ENTRY. The Company's telemarketing department is staffed with individuals who are familiar with the products offered in the catalogs and can offer assistance to customers on availability, color, size and other information. Telemarketers use a catalog sales system with pre-written merchandise descriptions and sales offers and are provided monetary incentives to sell additional merchandise to customers who order by phone. During 1997, add-on sales averaging $10 per order were made to approximately 28% of all inbound phone orders.

    Processing of customer orders is coordinated and handled by the Company's on-line order entry system. Telephone orders are entered directly into the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks including credit authorization, order picking and packing and shipment. During 1997, the Company's on-line order processing system handled in excess of 1.7 million orders.

    CREDIT AND PAYMENT TERMS. Customers can pay for orders by check or major credit card. Orders are shipped after credit card charges are approved or checks are received. Charges are not billed to customer credit cards until the orders are ready for shipment.

    PICKING AND PACKING. Through its fulfillment and delivery methods, the Company strives to be a low cost operator in the direct mail industry. The Company uses an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. Packers are provided monetary incentives to ensure accuracy of orders, which has contributed to the Company's distribution accuracy rate in excess of 99% during 1997. During its peak season, the Company normally ships in excess of 20,000 packages in a single shift. The Company believes it has sufficient additional capacity available for the foreseeable future which can be utilized by adding more shifts and working days.

    SHIPPING. The Company promises next business day shipping on orders received by 7 p.m. for in-stock merchandise. Virtually all of the Company's merchandise is stocked at, and shipped from, its facility in South St. Paul, Minnesota, although a small percentage of merchandise is drop-shipped directly to the customer by specific vendors. The Company primarily utilizes the U.S. Postal Service and, to a lesser extent, United Parcel Service ("UPS") for shipment of merchandise to customers. Ammunition, which accounted for approximately 5.7% of the Company's sales in 1997, is shipped exclusively via UPS. The Company utilizes a consolidating shipper for delivery of merchandise to the U.S. Postal Service. A shipping fee is charged on each customer order based on the total dollar amount ordered. The Company will expedite shipping for an additional fee. The Company's fulfillment system automatically determines the lowest cost method of shipping each order.

    INVENTORY CONTROL. The Company's merchandise mix results in the Company maintaining a broad selection of products as well as large quantities of individual products. Consequently, inventory management is an important component of its operations. The Company employs a cycle count (perpetual inventory) procedure which eliminates wall-to-wall physical counts and resulted in 99.6% inventory accuracy during 1997.

    RETURNS. The Company maintains an unconditional return policy which permits customers to return merchandise for any reason at any time for refund or exchange. Returned merchandise is restocked, sold in the retail outlets, returned to the supplier or scrapped. Returns processors are provided monetary incentives to ensure accuracy of returns processing.

    SEASONAL STAFFING. The Company adjusts the number of employees to meet variable demand levels, particularly during the peak selling season, which includes the months of November and December. To meet increased order volume during the Company's peak selling season, the Company hires a significant number of temporary employees.

INFORMATION SYSTEMS AND TECHNOLOGY

    The Company has developed an integrated management information system which the Company expects to be fully redundant by the second quarter of 1998. In addition to on-line order entry and processing, the information system also provides support for merchandising, inventory management, marketing and financial and management reporting. The on-line access to information allows management to monitor daily trends and the performance of merchandise and planning functions.

    The Company's main hardware platform is the IBM RISC 6000 series of computers. The Company uses a Unidata database operating system. The Company believes that its recent investment in the IBM RISC 6000 processors and its operating system will provide the Company with an adequate platform to support its growth plan. The Company does not expect the Year 2000 computer issue to significantly affect its operations. The Company is reviewing its internally developed software for compliance and is contacting external software vendors and other suppliers regarding compliance.

COMPETITION

    The direct marketing industry includes a wide variety of specialty and general merchandise retailers in a highly competitive and fragmented business environment. The Company sells its products to customers in all 50 states and competes in the purchase and sale of merchandise with all retailers. The Company believes that no competitor offers as comprehensive a selection of products at discount prices. However, there are other mail order catalogs as well as discount retailers that offer similar products to those found in the Company's catalogs. Examples of other outdoor/hunting catalogs include Bass Pro Shops Inc. and Cabela's Inc. Although these catalogs may compete with the Company in certain product categories, none focuses directly on the value-oriented outdoorsman niche. Discount retailers, such as Wal-Mart Stores, Inc. or Kmart Corporation, offer selected products similar to those found in the Company's catalogs.

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

    The Company is also subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, charging and collecting state sales or use tax and product safety/restrictions. Some of these laws prohibit or limit the sale, in certain states or localities, of certain items offered in the Company's catalogs such as black powder firearms, ammunition, bows, knives and similar products. State and local government regulation of hunting can also affect the Company's business.

SERVICE MARKS

    The Company's service marks "The Sportsman's Guide" and "The 'Fun-to-Read' Catalog" have been registered with the United States Patent and Trademark Office. "The Sportsman's Guide" mark has also been registered in Canada.

EMPLOYEES

    As of February 15, 1998, the Company employed 783 individuals, including full-time and part-time associates. During 1997, the Company's seasonal employment ranged from a high of approximately 1,060 employees (plus an additional 70 temporary workers) in November to a low of approximately 590 employees in early June. None of the Company's employees are currently covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

    The Company's executive offices, warehouse and distribution facilities are located at 411 Farwell Avenue, South St. Paul, Minnesota. The Company leases approximately 320,000 square feet at this facility under a triple net lease expiring March 1999. The lease includes a three year renewal option at fair market value rental rates. The Company conducts all of its catalog operations at this facility, which also includes a retail outlet store from which it sells discontinued, overstocked, returned and regular catalog merchandise. The Company is exploring alternative sites for its operations in the event its lease is not renewed. The Company also leases approximately 14,000 square feet in Moundsview, Minnesota where it opened a second retail outlet store in 1997. The Company believes its facilities are sufficient for its current operating plan.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to any pending legal proceedings other than litigation which is incidental to its business and which the Company believes is not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information about the Company's executive officers:

NAME                     AGE                                POSITION
-----------------------  --- ----------------------------------------------------------------------
Gary Olen..............  55  President, Chief Executive Officer and Director
Gregory R. Binkley.....  49  Executive Vice President, Chief Operating Officer and Director
Charles B. Lingen......  53  Senior Vice President of Finance, Chief Financial Officer, Secretary,
                               Treasurer and Director
William G. Luth........  48  Senior Vice President of Marketing*
John M. Casler.........  47  Vice President of Merchandising

------------------------

* Resigned effective March 6, 1998.

    GARY OLEN is a co-founder of the Company and served as its Executive Vice President and Secretary from its incorporation in 1977 until December 31, 1993. Mr. Olen was elected President and Chief Executive Officer of the Company in 1994. Mr. Olen has been a director of the Company since its incorporation. From 1970 to 1977, Mr. Olen was employed as the Marketing Director for Fidelity File Box, Inc., which sells corrugated storage products, office and industrial equipment and office industrial supplies through mail order catalogs. From 1967 to 1970, Mr. Olen was a Merchandise Manager with C&H Distributors, a business-to-business mail order catalog specializing in the sale of industrial and office equipment. From 1960 to 1967, Mr. Olen was employed in the catalog division of J.C. Penney Company. Mr. Olen was also the sole proprietor of the predecessor of the Company, The Olen Company, founded in 1970.

    GREGORY R. BINKLEY has been a director of the Company since 1995. Mr. Binkley has been employed by the Company since February 1994 and was elected Vice President in April 1994, Senior Vice President of Operations and Chief Operating Officer in 1995 and Executive Vice President in 1996. From 1993 to 1994, Mr. Binkley served as an independent operations consultant. From 1990 to 1993, Mr. Binkley was employed by Fingerhut Companies, Inc. ("Fingerhut"), a mail order catalog business, as Director of Distribution. From 1988 to 1990, Mr. Binkley was Director of Distribution with Cable Value Network, Inc., a cable television retailer. From 1975 to 1988, Mr. Binkley was employed by Donaldsons Department Stores, a division of Allied Stores Corporation, serving as Vice President of Finance and Operations from 1987 to 1988 and Vice President of Operations from 1981 to 1987.

    CHARLES B. LINGEN has been a director of the Company since 1995. Mr. Lingen has been employed by the Company since May 1994 as its Chief Financial Officer, Vice President of Finance and Treasurer, in 1995 was elected Secretary and in 1996 was elected Senior Vice President of Finance. From 1973 to 1994, Mr. Lingen was employed by Fingerhut, serving as Vice President of Finance and Controller from 1989 to 1994.

    WILLIAM G. LUTH was employed by the Company in June 1995, was elected Vice President of Marketing in December 1995 and in 1996 was elected Senior Vice President of Marketing. Mr. Luth resigned his employment with the Company effective March 6, 1998. Mr. Luth was employed by Fingerhut from 1994 to 1995 as General Manager Motorsports Marketing, served as an independent consultant to two direct marketing catalog firms from 1993 to 1994, was employed by Lands' End, Inc., a mail order catalog business, from 1992 to 1993 as Managing Director/Canada and was employed by Fingerhut from 1982 to 1992 where he served in various marketing and management positions including Vice President Marketing--Figi's Inc. from 1991 to 1992, Director--Telemarketing from 1989 to 1990 and Director--Customer List Marketing from 1985 to 1989.

    JOHN M. CASLER has been employed by the Company since January 1996 and was elected Vice President of Merchandising in January 1997. Mr. Casler was employed by Gander Mountain from 1989 to 1995, where he served as Division Merchandise Manager from 1990 to 1995. Prior to that time, Mr. Casler held merchandise management positions at Munson Sporting Goods Co., Inc. from 1985 to 1989 and at the Target Stores Division of Dayton Hudson Corp. from 1982 to 1985.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

    The Company's Common Stock has traded on the Nasdaq National Market under the symbol "SGDE" since February 5, 1998. Prior to that date the Company's Common Stock was traded in the local over-the-counter market, but such trading was limited and sporadic.

    The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock in the local over-the-counter market as reported by Metro Data Company, a Minneapolis computer service bureau that collects quotations for local market makers. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                               HIGH          LOW
                                                             ---------    ---------

1996

    First Quarter...........................................     15/16        5/16
    Second Quarter..........................................   1 7/8          5/16
    Third Quarter...........................................   1 7/8        1 7/8
    Fourth Quarter..........................................   2 1/2        1 1/2

1997

    First Quarter...........................................   5            2 3/16
    Second Quarter..........................................   6            3 1/2
    Third Quarter...........................................   6 7/8        5 1/2
    Fourth Quarter..........................................   7 3/8        5 1/4

HOLDERS

    As of March 6, 1998, there were approximately 349 holders of record of the Company's Common Stock.

DIVIDENDS

    The Company has not previously declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business in the foreseeable future. The Company is prohibited from paying and declaring cash dividends under the terms of its revolving credit agreement.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth certain historical financial and operating data for the Company for the periods indicated. The Statement of Operations Data and Balance Sheet Data as of and for each of the fiscal years ended December 31, 1993, December 30, 1994, December 29, 1995, December 27, 1996 and December 28, 1997 have been derived from the Company's Financial Statements audited by Grant Thornton LLP, independent certified public accountants. The Selected Operating Data as of and for the periods indicated were derived or computed from the Company's circulation or accounting records or the Statement of Operations Data identified above. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto.

                                                              FISCAL YEAR ENDED
                                          ----------------------------------------------------------
                                          DECEMBER 28,   DECEMBER 27,   DECEMBER 29,   DECEMBER 30,   DECEMBER 31,
                                              1997           1996           1995           1994           1993
                                          -------------  -------------  -------------  -------------  -------------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SELECTED OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Sales...................................    $ 128,113      $ 112,270      $ 101,832      $  96,398      $  60,191
Cost of sales...........................       76,234         72,200         67,137         64,367         42,417
                                          -------------  -------------  -------------  -------------  -------------
    Gross profit........................       51,879         40,070         34,695         32,031         17,774
Selling, general and administrative
 expenses...............................       46,830         36,014         35,924         28,299         17,800
                                          -------------  -------------  -------------  -------------  -------------
    Earnings (loss) from operations.....        5,049          4,056         (1,229)         3,732            (26)
Interest expense........................       (1,266)          (981)          (943)          (582)          (437)
Miscellaneous income (expense), net.....           (4)            11             73            (43)           (15)
                                          -------------  -------------  -------------  -------------  -------------
    Earnings (loss) before income
      taxes.............................        3,779          3,086         (2,099)         3,107           (478)
Income taxes............................        1,304            759           (355)           385             --
                                          -------------  -------------  -------------  -------------  -------------
    Net earnings (loss).................    $   2,475      $   2,327      $  (1,744)     $   2,722      $    (478)
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
Net earnings (loss) per share(1):
    Basic...............................    $    1.06      $    1.00      $    (.75)     $    1.17      $    (.20)
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
    Diluted.............................    $     .85      $     .96      $    (.75)     $    1.06      $    (.20)
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
Weighted average shares outstanding(1):
    Basic...............................        2,336          2,334          2,334          2,333          2,333
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
    Diluted.............................        2,919          2,431          2,334          2,576          2,333
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
SELECTED OPERATING DATA:
Gross profit as a percentage of sales...         40.5%          35.7%          34.1%          33.2%          29.5%
Total catalogs mailed (000s)............       60,593         42,908         54,436         39,312         21,886
Total active customers (000s)(2)........        1,094          1,017          1,034          1,021            773
Income (loss) per advertising
 dollar(3)..............................    $     .18      $     .21      $    (.06)     $     .24      $     .00

BALANCE SHEET DATA:
Working capital (deficit)(4)............    $   2,658      $   3,612      $  (2,463)     $   3,951      $   1,296
Total assets............................       37,214         27,890         23,709         21,179         14,546
Note payable--bank......................        1,690          1,497            965             --             --
Subordinated notes payable..............        3,414          3,414          3,414          3,660          1,160
Long-term liabilities excluding trade
 creditors' obligation and subordinated
 notes payable..........................          609            678            287            379            740
Trade creditors' obligation.............           --             --             --            635            785
Shareholders' equity....................        6,365          3,875          1,548          3,292            570

------------------------------

(1) See Note A-11 in the Notes to Financial Statements.

(2) An "active customer" is defined as a customer who has purchased merchandise from the Company within 12 months preceding the end of the period indicated.

(3) "Income (loss) per advertising dollar" is defined as earnings (loss) from operations divided by advertising expense.

(4) Working capital at December 29, 1995 and December 28, 1997 reflects the effect of the subordinated notes payable being classified as current liabilities.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company is a leading mail order catalog retailer of value priced outdoor, hunting and general merchandise. The Company's predecessor was founded by Gary Olen in 1970 as a direct marketer focused on the deer hunter. The Company's product offerings and marketing efforts have evolved to broaden the Company's focus to include the value-oriented male in general, and the outdoorsman in particular. In 1992, the Company instituted a value pricing approach by which high quality products are sold at below normal retail prices. The Company believes this value pricing approach has been the key factor in its significant sales growth since that time, driving sales from $38 million in 1992 to $128 million in 1997. In 1994, the Company began to strengthen its management team in an effort to capitalize on the opportunity represented by the recent sales growth. The Company has added experienced direct marketing professionals in each of its key functional areas over the past few years. The new management team has focused on improving profitability by investing in advanced information systems to allow better and more timely decision making, increasing emphasis on higher margin manufacturers' close-outs and military surplus items and implementing extensive cost control programs.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated information from the Company's statements of operations expressed as a percentage of sales.

                                                                    FISCAL YEAR ENDED
                                                    -------------------------------------------------
                                                     DECEMBER 28,     DECEMBER 27,     DECEMBER 29,
                                                         1997             1996             1995
                                                    ---------------  ---------------  ---------------
Sales.............................................         100.0%           100.0%           100.0%
Cost of sales.....................................          59.5             64.3             65.9
                                                           -----            -----            -----
    Gross profit..................................          40.5             35.7             34.1

Selling, general and administrative expenses......          36.6             32.1             35.3
                                                           -----            -----            -----
    Earnings (loss) from operations...............           3.9              3.6             (1.2)

Interest expense..................................           1.0              0.9              0.9
                                                           -----            -----            -----
    Earnings (loss) before income taxes...........           2.9              2.7             (2.1)

Income taxes......................................           1.0              0.7             (0.4)
                                                           -----            -----            -----
    Net earnings (loss)...........................           1.9%             2.0%            (1.7)%
                                                           -----            -----            -----
                                                           -----            -----            -----

FISCAL YEAR ENDED DECEMBER 28, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 27,
  1996

    SALES. Sales for fiscal 1997 of $128.1 million were $15.8 million or 14.1% higher than sales of $112.3 million for fiscal 1996. The increase in sales was due to a 41% increase in catalog circulation, offset partially by lower customer response rates resulting from the increased number of catalog editions, the planned merchandising shift to higher margin products, and the effects of a UPS strike during the third quarter. Although the Company is not dependent upon UPS to ship most of its products, management believes the UPS strike and resulting publicity created a perception among buyers that orders could not be delivered or that delivery would be significantly delayed. This perception resulted in a decrease in orders for the Company's product offerings and therefore suppressed sales. The Company was further affected when the overloaded U.S. Postal Service failed to deliver catalogs on a timely basis, or at all, during and after the UPS strike. Management believes that the UPS strike and related events negatively impacted sales by approximately $2.5 million in the third quarter.

    The Company mailed 29 catalog editions, including 18 specialty editions, during 1997 compared to 22 catalog editions, including ten specialty editions, during 1996. Gross returns and allowances for fiscal 1997 were $14.9 million or 10.4% of gross sales compared to $10.2 million or 8.3% of gross sales in fiscal 1996. This increase was due to the merchandising strategy of offering more products in the apparel and footwear categories, which tend to have higher return rates than other product categories.

    GROSS PROFIT. Gross profit for fiscal 1997 was $51.9 million or 40.5% of sales compared to $40.1 million or 35.7% of sales in fiscal 1996. The increase in gross profit as a percent of sales was due to higher retail product margins which were the result of the ongoing strategic plan to shift a larger percentage of product offerings to higher margin manufacturers' close-outs and military surplus as well as apparel and footwear.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $46.8 million or 36.6% of sales during fiscal 1997 compared to $36.0 million or 32.1% of sales during fiscal 1996. The dollar increase was primarily due to the 41% increase in circulation. Total circulation during 1997 was 61 million catalogs compared to 43 million catalogs during 1996. The increase in catalog circulation was primarily due to a planned increase in the number of specialty catalog editions and increased efforts to develop new customers. Advertising expense for fiscal 1997 was $27.5 million or 21.4% of sales compared to $19.5 million or 17.4% of sales for fiscal 1996. The increase as a percent of sales was primarily due to lower customer response associated with the number of catalog editions mailed to existing customers, new customer prospecting, the planned shift to higher margin products and lower customer response rates which management believes were caused by the UPS strike and related events.

    EARNINGS FROM OPERATIONS. Earnings from operations were $5.0 million or 3.9% of sales in fiscal 1997 compared to earnings from operations of $4.1 million or 3.6% of sales during fiscal 1996.

    INTEREST EXPENSE. Interest expense for fiscal 1997 was $1.3 million compared to $981,000 for the same period last year. The increase was primarily due to increased borrowings against the revolving line of credit as a result of higher inventory levels partially offset by a lower weighted average interest rate. The weighted average interest rate during 1997 was 9.2% compared to 10.6% during 1996 which reflects the lower borrowing costs to the Company in 1997 as a result of its improved financial performance.

    INCOME TAXES. Income tax expense for fiscal 1997 was $1.3 million compared to $759,000 during fiscal 1996. The Company's effective tax rate was lower than the statutory tax rate in 1996 due to the utilization of net operating loss carryforwards.

    NET EARNINGS. Net earnings for fiscal 1997 were $2.5 million or 1.9% of sales compared to $2.3 million or 2.0% of sales for fiscal 1996.

FISCAL YEAR ENDED DECEMBER 27, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 29,
  1995

    SALES. Sales for fiscal 1996 of $112.3 million were $10.5 million or 10.3% higher than sales of $101.8 million for fiscal 1995. The increase in sales was due to an increase in customer demand. The Company mailed 22 catalog editions, including ten specialty editions, each year during 1996 and 1995. Gross returns and allowances for fiscal 1996 were $10.2 million or 8.3% of gross sales compared to $7.3 million or 6.7% of gross sales in fiscal 1995. This increase was due to the merchandising strategy of offering more products in the apparel and footwear categories, which tend to have higher return rates than other product categories.

    GROSS PROFIT. Gross profit for fiscal 1996 was $40.1 million or 35.7% of sales compared to $34.7 million or 34.1% of sales in fiscal 1995. The increase in gross profit as a percent of sales was due to higher retail product margins which were the result of the strategic plan to shift a larger percentage of product offerings to higher margin manufacturers' close-outs and military surplus as well as apparel and footwear.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $36.0 million or 32.1% of sales during fiscal 1996 compared to $35.9 million or 35.3% of sales during fiscal 1995. The decrease as a percent of sales was primarily the result of an improved circulation plan which lowered advertising expense as a percent of sales, offset slightly by higher spending in other expense categories. The Company's catalog circulation strategy for 1996 was to control advertising costs by reducing its mailings from the previous year. The Company made more informed mailing decisions during 1996 due to the implementation of improved customer demand monitors, the creation of new segmentation models and the timely delivery of the Company's catalogs. Total circulation during 1996 of 42.9 million catalogs represented a 21% decrease from the 54.4 million catalogs mailed during 1995. Advertising expense for fiscal 1996 was $19.5 million or 17.4% of sales compared to $21.6 million or 21.2% of sales for fiscal 1995. The decrease as a percent of sales was due to increased customer demand.

    EARNINGS (LOSS) FROM OPERATIONS. Earnings from operations were $4.1 million or 3.6% of sales in fiscal 1996 compared to a loss from operations of $1.2 million during fiscal 1995.

    INTEREST EXPENSE. Interest expense was $981,000 during fiscal 1996 compared to $943,000 during fiscal 1995. The weighted average interest rate during 1996 was 10.6% compared to 9.2% during 1995 which reflected higher borrowing costs to the Company in 1996 as a result of its performance in 1995.

    INCOME TAXES. Income tax expense for fiscal 1996 was $759,000 compared to an income tax benefit of $355,000 in fiscal 1995. The Company's effective tax rate in 1996 was lower than the statutory tax rate due to the utilization of net operating loss carryforwards and in 1995 was lower than the statutory rate due to a valuation allowance being recorded. As of December 27, 1996, the Company had fully utilized its net operating loss carryforwards.

    NET EARNINGS (LOSS). Net earnings for fiscal 1996 were $2.3 million or 2.0% of sales compared to a net loss of $1.7 million for fiscal 1995.

QUARTERLY FLUCTUATIONS AND SEASONALITY

    The Company's sales and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the timing of new merchandise and catalog offerings; recognition of costs or sales contributed by new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company's product mix. The Company recognizes the cost of catalog production and mailing over the estimated useful lives of the catalogs, ranging from four to six months from the catalog's in-home date. Consequently, quarter-to-quarter sales and expense comparisons will be impacted by the timing of the mailing of the Company's catalog editions.

    The majority of the Company's sales historically occur during the third and fourth fiscal quarters. The seasonal nature of the Company's business is due to the catalog's focus on hunting merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. The Company expects this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth fiscal quarters, the Company incurs significant additional expenses for hiring employees and building inventory levels. Management believes that sales during the third quarter of fiscal 1997 were negatively impacted by the UPS strike and related events.

    The following table sets forth certain unaudited quarterly financial information for the Company for the periods shown. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all normal recurring adjustments necessary to present fairly, in all material respects, the information set forth therein.

                                                      FIRST     SECOND      THIRD     FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                    ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS)
FISCAL 1997
  Sales...........................................  $  27,876  $  23,245  $  26,490  $  50,502
  Gross profit....................................     10,516      9,181     10,680     21,502
  Earnings (loss) from operations.................      1,192        462       (169)     3,564
  Net earnings (loss).............................        625         70       (356)     2,136

FISCAL 1996
  Sales...........................................  $  24,177  $  18,611  $  26,485  $  42,997
  Gross profit....................................      8,077      6,311      9,261     16,421
  Earnings (loss) from operations.................        239       (248)       641      3,424
  Net earnings (loss).............................         80       (471)       319      2,399

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically met its operating cash requirements through funds generated from operations and borrowings under its revolving line of credit and from subordinated notes payable to shareholders and other investors.

    The Company had working capital of $2.7 million as of December 28, 1997, compared to working capital of $3.6 million as of December 27, 1996. The decrease of $900,000 in working capital during fiscal 1997 was the result of $3.4 million of subordinated notes payable being classified as a current liability as of December 28, 1997, partially offset by fiscal 1997 net earnings. The Company's working capital requirements increased during fiscal 1997 compared to last year primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs. The Company purchases large quantities of manufacturers' close-outs and other individual product items on an opportunistic or when-available basis, particularly in the case of footwear and apparel. The seasonal nature of the merchandise or the time of its acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing the Company's working capital requirements and related carrying costs.

    In November 1995, the Company began offering its customers an installment credit plan with no finance fees, known as the "G.O. Painless 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $3.6 million at December 28, 1997 compared to $2.3 million at December 27, 1996. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

    During 1997, the Company entered into an Amended and Restated Credit and Security Agreement providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base, expiring in May 2000. Funding under the credit facility is subject to a collateral base consisting of inventory, plus 80% of accounts receivable under the installment plan, less customer liabilities. The collateral base related to inventory is limited to $10.0 million December 16 through March 31, $12.0 million April 1 through April 15 and $15.0 million April 16 through December 15 of each year. The revolving line of credit is for working capital and letters of credit. Commercial letters of credit may not exceed $5.0 million at any time. Borrowings under the revolving line of credit bear interest at the bank's prime rate. The availability of funding under the facility is subject to the sum of the principal balance and letters of credit being paid down to $4.0 million, plus 80% of installment receivables. The paydown requirement must be maintained for not less than 15 consecutive days between December 1 and March 31 of each year. The revolving line of credit is collateralized by substantially all of the assets of the Company. The Company was in compliance with the credit agreement's covenants as of December 28, 1997. As of December 28, 1997, the Company had borrowed $1.7 million against the revolving credit line compared to $1.5 million at December 27, 1996.

    Cash flows provided by operating activities during fiscal 1997 were $1.2 million compared to $662,000 during fiscal 1996. The net increase in cash provided by operations was primarily the result of increased net earnings and increased depreciation expense. In addition, inventory and accounts payable increased $6.1 million and $6.6 million during fiscal 1997 as a result of higher inventory levels and lower inventory turnover that is the result of the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs. Cash provided by operating activities during fiscal 1996 was $662,000 compared to $1.3 million during fiscal 1995. The net decrease in cash provided by operating activities resulted primarily from an increase of $3.6 million in inventory and a decrease in accounts payable, partially offset by the improved profitability of the Company and an increase in accrued liabilities.

    Cash used in investing activities during fiscal 1997 was $1.4 million compared to $1.1 million in fiscal 1996. During 1994, the Company began a multi-year project of replacing and enhancing its operational and management information systems which has resulted in significant capital expenditures being incurred each year to develop computer software programs. Additionally, the Company has made investments to enhance warehouse operations in terms of efficiencies and capacity. During 1997, the Company completed the multi-year upgrade project initiated during 1994 with additional hardware and software upgrades totaling approximately $706,000 during 1997 which have been funded from operations. The Company does not expect the Year 2000 computer issue to significantly affect its operations. The Company is reviewing its internally developed software for compliance and is contacting external software vendors and other suppliers regarding compliance.

    Effective February 5, 1998, the Company sold 1.6 million shares of Common Stock at $6.50 per share pursuant to a registered public offering and received net proceeds of approximately $8.7 million. During February 1998, the Company paid $3.4 million of subordinated notes payable and repurchased all of the Company's Series A Preferred Stock for $1.0 million. The Company plans to utilize the remaining $4.3 million as additional working capital and for general corporate purposes.

    The Company believes that its available cash after the public offering together with cash flow from operations and borrowing capacity under its revolving credit facility will be sufficient to fund operations and future growth for the next 12 months.

FORWARD-LOOKING STATEMENTS

    This report may contain forward-looking statements within the meaning of the federal securities laws. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for the Company's products and the market acceptance of the Company's catalogs as well as the factors set forth under "Risk Factors" in the Company's prospectus dated February 5, 1998 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following financial statements and schedules relating to the Company are included herein:

                                                                                         PAGE
                                                                                         ----
Financial Statements:

  Report of Independent Certified Public Accountants...................................   20

  Balance Sheets as of December 28, 1997 and December 27, 1996.........................   21

  Statements of Operations for the fiscal years ended December 28, 1997, December 27,
    1996 and December 29, 1995.........................................................   22

  Statements of Changes in Shareholders' Equity for the fiscal years ended December 28,
    1997, December 27, 1996 and December 29, 1995......................................   23

  Statements of Cash Flows for the fiscal years ended December 28, 1997, December 27,
    1996 and December 29, 1995.........................................................   24

  Notes to Financial Statements........................................................   25

Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts for the fiscal years ended December
    28, 1997, December 27, 1996 and December 29, 1995..................................   36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
The Sportsman's Guide, Inc.

    We have audited the accompanying balance sheets of The Sportsman's Guide, Inc. as of December 28, 1997 and December 27, 1996 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman's Guide, Inc. as of December 28, 1997 and December 27, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.

    We have also audited Schedule II for each of the three fiscal years in the period ended December 28, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Minneapolis, Minnesota
January 23, 1998 (except for Note J,
  as to which the date is February 10, 1998)

                          THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                                       DECEMBER 28,   DECEMBER 27,
                                                                                           1997           1996
                                                                                       -------------  -------------
                                                      ASSETS
CURRENT ASSETS
  Accounts receivable--net...........................................................    $   4,180      $   3,038
  Inventory..........................................................................       23,841         17,765
  Promotional material...............................................................        3,714          2,194
  Prepaid expenses...................................................................        1,163            538
                                                                                       -------------  -------------
      Total current assets...........................................................       32,898         23,535

PROPERTY AND EQUIPMENT--NET..........................................................        4,316          4,355
                                                                                       -------------  -------------
      Total assets...................................................................    $  37,214      $  27,890
                                                                                       -------------  -------------
                                                                                       -------------  -------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft.....................................................................    $   2,383      $   3,539
  Notes payable--bank................................................................        1,690          1,497
  Current maturities of long-term debt
    Related parties..................................................................        1,795             --
    Other............................................................................        1,657             52
  Accounts payable
    Trade............................................................................       16,866         10,604
    Related parties..................................................................          470            106
  Accrued expenses...................................................................        2,239          1,809
  Customer deposits and other liabilities............................................        3,140          2,316
                                                                                       -------------  -------------
      Total current liabilities......................................................       30,240         19,923

LONG-TERM LIABILITIES
  Long-term debt
    Related parties..................................................................           --          1,795
    Other............................................................................          115          1,811
  Deferred income taxes..............................................................          494            486
                                                                                       -------------  -------------
      Total liabilities..............................................................       30,849         24,015

COMMITMENTS AND CONTINGENCIES........................................................           --             --

SHAREHOLDERS' EQUITY
  Series A Preferred Stock--$.01 par value; 200,000 shares authorized; 20,000 shares
    issued and outstanding...........................................................           --             --
  Common Stock--$.01 par value; 36,800,000 shares authorized; 2,339,225 and 2,333,600
    shares issued and outstanding at December 28, 1997 and December 27, 1996.........           23             23
  Additional paid-in capital.........................................................        2,365          2,350
  Accumulated earnings...............................................................        3,977          1,502
                                                                                       -------------  -------------
      Total shareholders' equity.....................................................        6,365          3,875
                                                                                       -------------  -------------
      Total liabilities and shareholders' equity.....................................    $  37,214      $  27,890
                                                                                       -------------  -------------
                                                                                       -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   FISCAL YEARS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 28,  DECEMBER 27,  DECEMBER 29,
                                                                            1997          1996          1995
                                                                        ------------  ------------  ------------
Sales.................................................................   $  128,113    $  112,270    $  101,832

Cost of sales.........................................................       76,234        72,200        67,137
                                                                        ------------  ------------  ------------
    Gross profit......................................................       51,879        40,070        34,695

Selling, general and administrative expenses..........................       46,830        36,014        35,924
                                                                        ------------  ------------  ------------
    Earnings (loss) from operations...................................        5,049         4,056        (1,229)

Interest expense......................................................       (1,266)         (981)         (943)
Miscellaneous income (expense), net...................................           (4)           11            73
                                                                        ------------  ------------  ------------
    Earnings (loss) before income taxes...............................        3,779         3,086        (2,099)

Income taxes..........................................................        1,304           759          (355)
                                                                        ------------  ------------  ------------
    Net earnings (loss)...............................................   $    2,475    $    2,327    $   (1,744)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Net earnings (loss) per share:
    Basic.............................................................   $     1.06    $     1.00    $     (.75)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
    Diluted...........................................................   $      .85    $      .96    $     (.75)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Weighted average common and common equivalent shares outstanding:
    Basic.............................................................        2,336         2,334         2,334
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
    Diluted...........................................................        2,919         2,431         2,334
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      PREFERRED STOCK      COMMON STOCK      ADDITIONAL ACCUMULATED
                                                     -----------------   -----------------   PAID-IN     EARNINGS
                                                     SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL    (DEFICIT)
                                                     -------   -------   -------   -------   -------   ------------
Balances at December 30, 1994......................      20    $   --     2,334    $   23    $2,350    $     919

  Net loss.........................................      --        --        --        --        --       (1,744)
                                                     -------   -------   -------   -------   -------   ------------
Balances at December 29, 1995......................      20        --     2,334        23     2,350         (825)

  Net earnings.....................................      --        --        --        --        --        2,327
                                                     -------   -------   -------   -------   -------   ------------
Balances at December 27, 1996......................      20        --     2,334        23     2,350        1,502

  Exercise of stock options........................      --        --         5        --        15           --

  Net earnings.....................................      --        --        --        --        --        2,475
                                                     -------   -------   -------   -------   -------   ------------
Balances at December 28, 1997......................      20    $   --     2,339    $   23    $2,365    $   3,977
                                                     -------   -------   -------   -------   -------   ------------
                                                     -------   -------   -------   -------   -------   ------------

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                                                   FISCAL YEARS ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 28,  DECEMBER 27,  DECEMBER 29,
                                                                            1997          1996          1995
                                                                        ------------  ------------  ------------
Cash flows from operating activities:
  Net earnings (loss).................................................   $    2,475    $    2,327    $   (1,744)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Depreciation and amortization...................................        1,416         1,092           708
      Deferred income taxes...........................................            8           486          (290)
      Other...........................................................          (50)          (44)          (38)
      Changes in assets and liabilities
        Accounts receivable...........................................       (1,142)         (807)       (1,446)
        Inventory.....................................................       (6,076)       (3,557)         (637)
        Promotional material..........................................       (1,520)          (80)           41
        Prepaid expenses..............................................         (625)          320          (131)
        Bank overdraft................................................       (1,156)        1,920         1,619
        Accounts payable..............................................        6,626        (2,844)        2,664
        Accrued expenses..............................................          430         1,015          (249)
        Customer deposits and other liabilities.......................          830           834           779
                                                                        ------------  ------------  ------------
          Cash flows provided by operating activities.................        1,216           662         1,276
Cash flows from investing activities:
  Purchases of property and equipment.................................       (1,377)       (1,149)       (1,911)
  Proceeds from sale of property and equipment........................           --            --           136
                                                                        ------------  ------------  ------------
          Cash flows used in investing activities.....................       (1,377)       (1,149)       (1,775)

Cash flows from financing activities:
  Net proceeds from revolving credit line.............................          193           532           965
  Payments on trade creditors' obligation.............................           --            --          (561)
  Payments on long-term debt..........................................          (47)          (45)         (558)
  Proceeds from exercise of stock options.............................           15            --            --
                                                                        ------------  ------------  ------------
          Cash flows provided by (used in) financing activities.......          161           487          (154)
                                                                        ------------  ------------  ------------
Decrease in cash and cash equivalents.................................           --            --          (653)

Cash and cash equivalents at beginning of year........................           --            --           653
                                                                        ------------  ------------  ------------
Cash and cash equivalents at end of year..............................   $       --    $       --    $       --
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Supplemental disclosure of cash flow information
  Cash paid during the years for:
    Interest..........................................................   $    1,244    $    1,019    $      938
    Income taxes......................................................          956             5           191

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  DESCRIPTION OF BUSINESS

    The Sportsman's Guide, Inc. (the "Company") is a mail order catalog retailer, offering a variety of products including footwear, clothing and accessories, hunting and shooting accessories, camping and outdoor recreation equipment, optics and ammunition as well as a diverse range of additional offerings in other product categories. The Company conducts its operations out of one warehouse and office facility and two retail outlet locations in Minnesota and distributes its catalogs throughout the United States.

2.  REVENUE RECOGNITION

    Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience. The provision charged against sales was $11.0 million, $7.4 million and $5.2 million during fiscal years 1997, 1996 and 1995. Reserves for returns, net of exchanges, of $1.3 million and $640,000 were recorded in accrued expenses at December 28, 1997 and December 27, 1996.

    Amounts billed to customers for shipping of orders are netted against the associated costs.

    Customers can purchase one year memberships in the Company's buyer's club for a $29.99 annual fee. The Company also offers two and three year memberships at $53.99 and $80.99. Club members receive merchandise discounts of 10% on regularly priced items and 5% on sale items and special buys. Membership fees are deferred and recognized in income as the members place orders and receive discounts. After 50% of the membership term has expired, members can no longer cancel their memberships, and any remaining deferred membership fees are recognized as income.

3.  CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents. The Company also considers credit card settlements in-transit as cash for reporting purposes. Chargebacks from the credit card companies are charged against operations at the time initiated by the credit card company.

4.  BANK OVERDRAFT

    As a result of maintaining a consolidated cash management system, the Company maintains overdraft positions at its primary bank. When outstanding checks exceed the bank cash balances, the bank overdraft is included in current liabilities.

5.  ACCOUNTS RECEIVABLE

    Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing an installment payment plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $190,000 and $140,000 at December 28, 1997 and December 27, 1996.

6.  INVENTORY

    Inventory consists of purchased finished merchandise available for sale and is recorded at the lower of cost or market with the first-in, first-out ("FIFO") method used to determine cost.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
7.  PROMOTIONAL MATERIAL

    The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs. Catalog production and mailing costs are amortized over periods ranging from four to six months from the in-home date of the catalog. The ongoing cost of developing and maintaining the customer list is charged to operations as incurred.

8.  PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost less accumulated depreciation and amortization. The Company capitalizes external and incremental internal costs of developing computer software for internal use that represent major enhancements and/or replacements of operating and management systems. Depreciation and amortization is computed using the straight-line method.

9.  INCOME TAXES

    Deferred tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable items that have been recognized in the financial statements.

10.  STOCK OPTIONS

    The Company's employee stock option plans are accounted for under the intrinsic value method.

11.  NET EARNINGS (LOSS) PER SHARE

    On December 28, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) 128, EARNINGS PER SHARE. As required by SFAS 128, all current and prior year net earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

    The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

    For fiscal years 1997 and 1996, 583,057 and 97,480 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options and warrants to purchase 18,650, 44,878 and 496,433 shares of common stock with a weighted average exercise price of $8.70, $6.50 and $2.47 were outstanding during fiscal year end 1997, 1996 and 1995, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

12.  FINANCIAL INSTRUMENTS

    The fair value of the Company's financial instruments approximates the carrying value at December 28, 1997.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
13.  FISCAL YEAR

    The Company's fiscal year ends on the Friday nearest December 31 for years prior to 1997 and the Sunday nearest December 31 for 1997. Fiscal years 1997, 1996 and 1995 consisted of 52 weeks.

14.  USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued SFAS 130, REPORTING COMPREHENSIVE INCOME, which requires the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Additionally, SFAS 131, DISCLOSURES AND SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. These statements are effective for financial statements for periods beginning after December 15, 1997. The adoption of the statements is not expected to have a material effect on the financial statements of the Company.

NOTE B--RELATED PARTY TRANSACTIONS

    The Company purchased $6,000, $41,000 and $175,000 of inventory during fiscal years 1997, 1996 and 1995 from companies owned by family members of certain officers and directors of the Company.

    The Company purchased $2.0 million, $3.0 million and $4.4 million of inventory during fiscal years 1997, 1996 and 1995 from companies partially owned by two directors of the Company.

    The Company incurred interest expense on related party subordinated notes payable of $183,000, $172,000 and $172,000 during fiscal years 1997, 1996 and
1995.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE C--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                                                    ESTIMATED
                                                     DECEMBER 28,   DECEMBER 27,     USEFUL
                                                         1997           1996          LIVES
                                                     -------------  -------------  -----------
Machinery, equipment and furniture.................    $   2,830      $   2,343    5-12 years
Equipment under capital leases.....................          133            133      5 years
Leasehold improvements.............................        1,085            853    Lease life
Computer equipment and accessories.................        1,204            935      5 years
Computer software..................................        2,940          2,553     4-5 years
                                                          ------         ------
                                                           8,192          6,817
Less accumulated depreciation and amortization.....        3,876          2,462
                                                          ------         ------
                                                       $   4,316      $   4,355
                                                          ------         ------
                                                          ------         ------

NOTE D--COMMITMENTS AND CONTINGENCIES

    LEASE AND SERVICE COMMITMENTS

    The Company has several long-term contracts and operating leases related to a building facility, telecommunications and computer equipment, long-distance telephone services and a retail location with varying terms ranging from 19 to 62 months. The Company occupies approximately 320,000 square feet under a lease that expires in March 1999.

    At December 28, 1997, future minimum commitments under the above agreements are as follows for fiscal years (in thousands):

1998................................................................  $ 3,022
1999................................................................    1,881
2000................................................................    1,276
2001................................................................      239
2002................................................................      137
                                                                      -------
                                                                      $ 6,555
                                                                      -------
                                                                      -------

    Rent expense was $2.1 million, $1.8 million and $1.7 million for fiscal years 1997, 1996 and 1995.

    EMPLOYMENT AGREEMENTS

    In 1997, the Company entered into employment agreements with five of its officers. The agreements contain various terms and conditions including a provision for the officers to receive up to three years of base salary upon the occurrence of certain events as defined in the agreement. The agreements provide for automatic annual renewals unless two months' prior written notice is provided by the Company or the officer.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE D--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    OTHER

    The Company is not a party to any pending legal proceedings other than litigation which is incidental to its business and which the Company believes is not material.

    Several states, where the Company does not currently collect and remit sales and use taxes, have attempted to enact legislation that seeks to require out-of-state mail order companies to collect and remit such taxes. No assessments have been made against the Company and, to its knowledge, none has been threatened or is contemplated. The United States Supreme Court has held that such taxes place an unconstitutional burden on interstate commerce, which may only be resolved by actions of the United States Congress.

NOTE E--REVOLVING CREDIT FACILITY

    During 1997, the Company entered into an Amended and Restated Credit and Security Agreement providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base, expiring in May 2000. Funding under the credit facility is subject to a collateral base consisting of inventory, plus 80% of accounts receivable under an installment payment plan, less customer liabilities. The collateral base related to inventory is limited to $10.0 million December 16 through March 31, $12.0 million April 1 through April 15 and $15.0 million April 16 through December 15 of each year. The revolving line of credit is for working capital and letters of credit. Commercial letters of credit may not exceed $5.0 million at any time. Borrowings under the revolving line of credit bear interest at the bank's prime rate. The availability of funding under the facility is subject to the sum of the principal balance and letters of credit being paid down to $4.0 million, plus 80% of installment receivables. The paydown requirement must be maintained for not less than 15 consecutive days between December 1 and March 31 of each year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

    All borrowings are subject to various monthly covenants. The most restrictive covenants require certain levels of year-to-date net earnings (loss) and net worth and have a maximum debt to net worth ratio and a maximum annual spending level for capital assets. As of December 28, 1997, the Company was in compliance with all applicable covenants under the revolving line of credit agreement.

    The following is a summary of the credit facility (in thousands):

                                                               FISCAL YEARS ENDED
                                                    -----------------------------------------
                                                    DECEMBER 28,  DECEMBER 27,   DECEMBER 29,
                                                        1997          1996           1995
                                                    ------------  -------------  ------------
Balance at end of year............................   $    1,690     $   1,497     $      965

Interest rate at end of year......................         8.50%         9.75%          9.50%

Maximum month-end borrowing during the year.......   $   13,599     $   9,765     $   11,720

Average daily borrowing during the year...........   $    9,517     $   6,029     $    6,729

Weighted average interest rate during the year....         9.22%        10.60%          9.23%

                          THE SPORTSMAN'S GUIDE, INC.

NOTE F--LONG-TERM DEBT

    Long-term debt is as follows (in thousands):

                                                                   DECEMBER 28,   DECEMBER 27,
                                                                       1997           1996
                                                                   -------------  -------------
Subordinated notes payable to shareholders, interest at 1.75%
  over prime but not less than 9%, payable quarterly (effective rates of 10.25% and 10% at December 28, 1997 and December 27,
  1996), principal due June 1998. Collateralized by the assets of
  the Company (a)................................................    $   3,414      $   3,414

Note payable to a government agency, interest at 4%, principal and interest payable annually. Collateralized by machinery,
  equipment and furniture and fixtures...........................          145            182

Other............................................................            8             62
                                                                        ------         ------
                                                                         3,567          3,658
Less current maturities..........................................        3,452             52
                                                                        ------         ------
                                                                     $     115      $   3,606
                                                                        ------         ------
                                                                        ------         ------

------------------------

(a) These notes were renewed during 1996. In connection with the renewal, the Company issued warrants to purchase 341,347 shares of common stock (see note
    H). The above notes payable to shareholders are subordinate to present and future financial institution borrowings (see notes E and J).

    The aggregate maturities of long-term debt at December 28, 1997 are due during fiscal 1998 (see note J).

NOTE G--INCOME TAXES

    The provision for income tax expense (benefit) consists of the following for fiscal years 1997, 1996 and 1995 (in thousands):

                                                                 FISCAL YEARS ENDED
                                                    ---------------------------------------------
                                                    DECEMBER 28,    DECEMBER 27,    DECEMBER 29,
                                                        1997            1996            1995
                                                    -------------  ---------------  -------------
Current
  Federal.........................................    $   1,277       $     263       $     (70)
  State...........................................           19              10               5
                                                         ------           -----           -----
                                                          1,296             273             (65)
Deferred
  Federal.........................................            8             486            (290)
                                                         ------           -----           -----
                                                      $   1,304       $     759       $    (355)
                                                         ------           -----           -----
                                                         ------           -----           -----

                          THE SPORTSMAN'S GUIDE, INC.

NOTE G--INCOME TAXES (CONTINUED)
    Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to earnings (loss) before income taxes are as follows for fiscal years 1997, 1996 and 1995:

                                                                   FISCAL YEARS ENDED
                                                    -------------------------------------------------
                                                     DECEMBER 28,     DECEMBER 27,     DECEMBER 29,
                                                         1997             1996             1995
                                                    ---------------  ---------------  ---------------
U.S. federal statutory rate.......................          34.0%            34.0%            (34.0)%
Change in valuation allowance.....................             --            (13.7  )          20.2
Adjustment of prior years' accruals...............             --              3.8               --
Other.............................................            0.5              0.5             (3.1  )
                                                            -----            -----            -----
                                                             34.5%            24.6%           (16.9  )%
                                                            -----            -----            -----
                                                            -----            -----            -----

    The components of deferred taxes at December 28, 1997 and December 27, 1996, calculated at 34% consist of (in thousands):

                                                                   DECEMBER  DECEMBER
                                                                   28,       27,
                                                                    1997      1996
                                                                   -------   -------
Current deferred tax assets (liabilities):
  Inventory......................................................  $  529    $  437
  Vacation accrual...............................................     127        99
  Returns reserve................................................     437       218
  Promotional material...........................................    (883)     (618)
  Prepaid expenses...............................................    (205)     (148)
  Income tax credits.............................................      --       137
  Other..........................................................     129        94
                                                                   -------   -------
    Deferred tax asset...........................................     134       219

Long-term deferred tax liabilities:
  Internally developed software..................................    (527)     (467)
  Depreciation...................................................    (101)     (238)
                                                                   -------   -------
    Deferred tax liability.......................................    (628)     (705)
                                                                   -------   -------
    Net deferred tax liability...................................  $ (494)   $ (486)
                                                                   -------   -------
                                                                   -------   -------

NOTE H--SHAREHOLDERS' EQUITY

    The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares.

    STOCK OPTIONS

    The Company has a stock option plan (the "1991 Plan") which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 35,000 shares of common stock are reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. A total of 30,750 options were granted under the

                          THE SPORTSMAN'S GUIDE, INC.

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED)
1991 Plan during 1991 through 1993 at a range of exercise prices from $2.00 to $2.50 per share. A total of 19,750 options at a range of exercise prices from $2.00 to $2.50 per share were canceled. A total of 250 options at an exercise price of $2.50 were exercised. During 1996, a total of 6,750 options at an exercise price of $2.00 expired. At December 28, 1997, a total of 4,000 options were outstanding, all of which were exercisable.

    During 1993, the Company issued options to purchase 55,000 shares of the Company's common stock at $2.50 per share to an officer of the Company. The options, which are nontransferable, may only be exercised within six months of the occurrence of any of the following events or they terminate: the death or permanent disability of the officer, retirement at age 62, termination of employment without cause or a public offering of the Company's common stock. None of the options were exercisable at December 28, 1997.

    During 1993, the Company also issued options to purchase 5,000 shares of the Company's common stock at $2.50 per share to a director and former officer of the Company. All of the options were exercised during 1997.

    The Company has a non-qualified stock option plan (the "1994 Plan") which provided for the issuance of up to 100,000 options to purchase shares of the Company's common stock to certain employees, contingent upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a three year period from the date of grant. During 1997, a total of 36,564 options issued and outstanding under the 1994 Plan were amended to extend the term of exercise from three years from the date of grant to ten years from the date of grant. A total of 50,003 options were granted under the 1994 Plan during 1994 and 1995 at a range of exercise prices from $3.70 to $8.70 per share. During 1995, a total of 1,000 options at a range of exercise prices from $3.70 to $8.70 were canceled. During 1996, a total of 4,125 options at a range of exercise prices from $3.70 to $8.70 were canceled. During 1997, a total of 1,501 options at a range of exercise prices from $3.70 to $8.70 were canceled and a total of 3,938 options at a range of exercise prices from $3.70 to $5.50 expired. At December 28, 1997, a total of 39,439 options were outstanding, all of which were exercisable.

    The Company has an incentive stock option plan (the "1996 Plan") which provides selected key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. A total of 125,000 options were granted under the 1996 Plan during 1996 at an exercise price of $2.50. During 1997, a total of 130,000 options were granted under the 1996 Plan at an exercise price of $4.00. During 1997, a total of 625 options at a range of exercise prices of $2.50 to $4.00 were exercised and a total of 4,375 options at a range of exercise prices of $2.50 to $4.00 were canceled. At December 28, 1997, a total of 250,000 options were outstanding, of which 152,875 options were exercisable.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED)
    The following applies to options that are outstanding at December 28, 1997:

                                                           WEIGHTED AVERAGE
                                                NUMBER        REMAINING      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                      OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE
--------------------------------------------  -----------  ----------------  -----------------
$2.50 - $3.70...............................     185,950       8 years           $    2.54
$4.00 - $5.50...............................     143,839       9 years           $    4.14
$8.70.......................................      18,650       7 years           $    8.70
                                              -----------
                                                 348,439
                                              -----------
                                              -----------

                                                NUMBER     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                      EXERCISABLE   EXERCISE PRICE
--------------------------------------------  -----------  -----------------
$2.50 - $3.70...............................     130,950       $    2.56
$4.00 - $5.50...............................      46,714       $    4.43
$8.70.......................................      18,650       $    8.70
                                              -----------
                                                 196,314
                                              -----------
                                              -----------

    Exercise prices for all of the options granted were equal to or higher than the fair value of the Company's common stock on the respective grant dates and, therefore, no compensation expense has been recorded by the Company. A summary of the stock option transactions during fiscal years 1997, 1996 and 1995 is as follows:

                                       1997                    1996                    1995
                              ----------------------  ----------------------  ----------------------
                                          WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                          EXERCISE                EXERCISE                EXERCISE
                               SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                              ---------  -----------  ---------  -----------  ---------  -----------
Outstanding at beginning of
  year......................    233,878   $    3.27     121,753   $    4.03     104,503   $    3.12
    Granted.................    130,000        4.00     125,000        2.50      20,000        8.70
    Exercised...............     (5,625)       2.53          --          --          --          --
    Forfeited...............     (5,876)       3.43      (6,125)       4.26      (2,750)       3.25
    Expired.................     (3,938)       4.87      (6,750)       2.00          --          --
                              ---------               ---------               ---------
Outstanding at end of
  year......................    348,439   $    3.53     233,878   $    3.27     121,753   $    4.03
                              ---------               ---------               ---------
                              ---------               ---------               ---------
Options exercisable at end
  of year...................    196,314   $    3.59     177,878   $    3.51      64,753   $    5.38
                              ---------               ---------               ---------
                              ---------               ---------               ---------
Weighted average fair value
  of options granted during
  the year..................              $    1.75               $    1.30               $    2.20

    In 1997, the Company's Board of Directors approved the grant to officers of the Company options to purchase 220,000 shares of common stock contingent upon the completion of the Company's public

                          THE SPORTSMAN'S GUIDE, INC.

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED) offering (see note J). The exercise price will be the same as the price to public in the offering document, and 25% of the options will vest immediately upon the date of grant with the balance vesting over the next three years. The options will expire ten years from the date of grant.

    The Company's pro forma net earnings (loss) and net earnings (loss) per share for fiscal years 1997, 1996 and 1995 had the fair value based method of accounting for the issuance of stock options been used are set forth below. These effects may not be representative of the future effects of applying this method.

                                                                FISCAL YEARS ENDED
                                                    ------------------------------------------
                                                    DECEMBER 28,   DECEMBER 27,   DECEMBER 29,
                                                        1997           1996           1995
                                                    -------------  -------------  ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings (loss)     As reported...............    $   2,475      $   2,327     $   (1,744)
                        Pro forma.................        2,412          2,164         (1,788)
Net earnings (loss) per share
  Basic                 As reported...............    $    1.06      $    1.00     $     (.75)
                        Pro forma.................         1.03            .93           (.77)
  Diluted               As reported...............    $     .85      $     .96     $     (.75)
                        Pro forma.................          .83            .89           (.77)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 25 percent; risk-free interest rate of six percent; and expected life of 10 years.

    WARRANTS

    In connection with private placements of subordinated notes payable in 1993 and 1994, warrants to purchase 374,680 shares of the Company's common stock were issued to the debt holders. Of these warrants, 50,000 were issued at $2.50 per share and expire in June 1998, and 324,680 were issued at $1.88 per share and expire in April 1999 (see note J).

    In connection with the extension of $3.4 million in subordinated notes payable in May 1996, warrants to purchase 341,347 shares of the Company's common stock at an exercise price of $1.81 per share were issued to the debt holders. The warrants expire in 2001 (see note J).

    In the aggregate, warrants to purchase 716,027 shares of common stock were exercisable at December 28, 1997.

    All of the warrants contain a provision for the warrants to be terminated if not exercised within 30 days after a sale, dissolution, public offering, merger or consolidation of the Company (see note J).

    PREFERRED STOCK

    In 1997, the Company's Board of Directors approved the repurchase of all of the Company's Series A Preferred Stock for $1.0 million upon completion of the Company's public offering (see note J).

                          THE SPORTSMAN'S GUIDE, INC.

NOTE I--ADVERTISING EXPENSE

    Selling, general and administrative expenses include advertising expenses of $27.5 million, $19.5 million and $21.6 million for fiscal years 1997, 1996 and 1995.

NOTE J--SUBSEQUENT EVENTS

    On February 10, 1998, the Company received net proceeds of approximately $8.7 million from the sale of 1.6 million shares of its common stock through a public offering.

    On February 10, 1998, the Company paid $3.4 million of subordinated notes payable and repurchased all of its Series A Preferred Stock for $1.0 million.

    In accordance with the terms of the respective agreements, all of the Company's outstanding warrants will be terminated if not exercised within 30 days of completion of the Company's public offering of common stock.

                          THE SPORTSMAN'S GUIDE, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

                                                                    COLUMN C
                                                         ------------------------------
                                                                   ADDITIONS
                                            COLUMN B     ------------------------------
                                          -------------      (1)             (2)           COLUMN D      COLUMN E
                COLUMN A                   BALANCE AT    CHARGED TO:     CHARGED TO:     ------------  -------------
----------------------------------------    BEGINNING     COSTS AND   OTHER ACCOUNTS--   DEDUCTIONS--   BALANCE AT
              DESCRIPTION                   OF PERIOD     EXPENSES        DESCRIBE         DESCRIBE    END OF PERIOD
----------------------------------------  -------------  -----------  -----------------  ------------  -------------
RETURNS RESERVE
  December 28, 1997.....................    $     640     $  10,953       $  --           $   10,308*    $   1,285
  December 27, 1996.....................          177         7,371          --                6,908*          640
  December 29, 1995.....................          218         5,230          --                5,271*          177

------------------------

 * Represents actual returns from customers.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item 10 is set forth under "Item 1. Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders on April 23, 1998 and is incorporated herein by reference, except for certain information concerning the executive officers of the Company which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item 11 is set forth under "Executive Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders on April 23, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders on April 23, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item 13 is set forth under "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its Annual Meeting of Shareholders on April 23, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) 1. FINANCIAL STATEMENTS.

       The following financial statements of the Company are included herein at
       Item 8.

           Report of Independent Certified Public Accountants

           Balance Sheets as of December 28, 1997 and December 27, 1996

           Statements of Operations for the fiscal years ended December 28, 1997, December 27, 1996 and December 29, 1995

           Statements of Changes in Shareholders' Equity for the fiscal years ended December 28,
             1997, December 27, 1996 and December 29, 1995

           Statements of Cash Flows for the fiscal years ended December 28, 1997, December 27, 1996 and December 29, 1995

           Notes to Financial Statements

        2. FINANCIAL STATEMENT SCHEDULES.

       The following financial statement schedule of the Company is included herein at Item 8.

           Schedule II--Valuation and Qualifying Accounts for the fiscal years ended December 28,
             1997, December 27, 1996 and December 29, 1995

        3. EXHIBITS. See Exhibit Index at page 39 of this report.

    (B) REPORTS ON FORM 8-K.

       No reports on Form 8-K were filed during the thirteen weeks ended December 28, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE SPORTSMAN'S GUIDE, INC.

Date: March 9, 1998             By                 /s/ GARY OLEN
                                     -----------------------------------------
                                                     Gary Olen
                                       President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

      VINCENT W. SHIEL*
------------------------------  Chairman of the Board
       Vincent W. Shiel

                                President, Chief Executive
        /s/ GARY OLEN             Officer and Director
------------------------------    (principal executive
          Gary Olen               officer)

                                Senior Vice President of
                                  Finance, Chief Financial
    /s/ CHARLES B. LINGEN         Officer, Secretary,
------------------------------    Treasurer and Director
      Charles B. Lingen           (principal financial and
                                  accounting officer)
                                                            March 9, 1998

    /s/ GREGORY R. BINKLEY      Executive Vice President,
------------------------------    Chief Operating Officer
      Gregory R. Binkley          and Director

       MARK F. KROGER*
------------------------------  Director
        Mark F. Kroger

      LEONARD M. PALETZ*
------------------------------  Director
      Leonard M. Paletz

       WILLIAM T. SENA*
------------------------------  Director
       William T. Sena

*By         /s/ GARY OLEN
      -------------------------
             Gary Olen,
          Attorney-In-Fact

                                 EXHIBIT INDEX

  EXHIBIT                                               DESCRIPTION                                                 PAGE
-----------  --------------------------------------------------------------------------------------------------  -----------

       3.1   Restated Articles of Incorporation as restated through March 5, 1997 (incorporated by reference from Exhibit 3.1 to Form 10-K for the year ended December 27, 1996, File No. 0-15767)

       3.2   Bylaws (incorporated by reference from Exhibit 3.2 to Form S-18 Registration Statement No.
               33-4496C filed April 1, 1986)

       4.1   Specimen of the Company's Common Stock certificate (incorporated by reference from Exhibit 4.1 to
               Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May 8, 1986)

       4.2   Form of Promissory Note dated April 18, 1997 issued by the Company (incorporated by reference from
               Exhibit 4.2 to Form 10-Q for the quarter ended March 28, 1997)

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

      10.3*  The Company's 1991 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.16 to
               Form 10-K for the year ended December 27, 1991)

      10.4*  Agreement between the Company and Gary Olen dated July 1, 1992 granting the use of Mr. Olen's name, picture and likeness (incorporated by reference from Exhibit 10.19 to Form 10-K for the year ended January 1, 1993)

      10.5   Industrial Real Estate Lease between the Company and CB Commercial Real Estate Group, Inc. dated
               April 22, 1993 (incorporated by reference from Exhibit 10.20 to Form 10-K for the year ended
               December 31, 1993)

      10.6   Amended and Restated Credit and Security Agreement between the Company and Norwest Business
               Credit, Inc. dated April 18, 1997 (incorporated by reference from Exhibit 10.16 to Form 10-Q for the quarter ended March 28, 1997)

      10.7*  Form of Stock Option Agreement pursuant to the Company's 1994 Non-Qualified Performance Option
               Plan (incorporated by reference from Exhibit 10.16 to Form 10-K for the year ended December 27,
               1996)

      10.8*  The Company's 1996 Stock Option Plan (incorporated by reference from Exhibit 10.17 to Form 10-K for the year ended December 27, 1996)

      10.9*  Form of Employment Agreement with members of senior management (incorporated by reference from
               Exhibit 10.10 to Amendment No. 1 to Form S-2 Registration Statement No. 333-31111 filed January
               2, 1998)

      10.10* Description of 1997 Senior Management Stock Option Plan...........................................

      10.11  Promissory Note from Gary Olen to the Company dated February 11, 1998 and related Stock Pledge
               Agreement.......................................................................................

      23.1   Consent of Grant Thornton LLP.....................................................................

  EXHIBIT                                               DESCRIPTION                                                 PAGE
-----------  --------------------------------------------------------------------------------------------------  -----------
      24.1   Powers of Attorney of each person whose name is signed to this report pursuant to a power of attorney........................................................................................

      27     Financial Data Schedule...........................................................................

------------------------

    Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.