Form 10-K/A
period 1997-12-28
SPORTSMANS GUIDE INC
filed 1998-04-10
CIK 791450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   Report of Independent Certified Public Accountants (amended to include name of independent accountants which was inadvertently omitted from original filing).

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following exhibit is filed as part of this amendment to report:

       Exhibit 23.1 Consent of Grant Thornton LLP (amended to include name of independent accountants).

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

Grant Thornton LLP

Minneapolis, Minnesota
January 23, 1998 (except for Note J,
  as to which the date is February 10, 1998)

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE SPORTSMAN'S GUIDE, INC.

Date: April 10, 1998             By /s/ Charles B. Lingen
                                   --------------------------------
                                   Charles B. Lingen
                                   Senior Vice President of Finance/CFO