Form 10-Q
period 1998-03-29
SPORTSMANS GUIDE INC
filed 1998-05-12
CIK 791450

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

 x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934.  FOR THE QUARTERLY FISCAL PERIOD ENDED MARCH 29, 1998 OR

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

As of May 12, 1998 there were 4,721,252 shares of the registrant's Common Stock outstanding.

                           PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             THE SPORTSMAN'S GUIDE, INC.
                                    BALANCE SHEETS
                                     (UNAUDITED)
                              (In thousands of dollars)

                                                          March 29, December 28,
                          ASSETS                            1998        1997
                                                           ------     ------
CURRENT ASSETS
  Accounts receivable - net                                 $ 3,199  $ 4,180
  Inventory                                                  28,055   23,841
  Promotional material                                        3,530    3,714
  Prepaid expenses                                             730     1,163
                                                             ------   ------
     Total current assets                                    35,514   32,898
PROPERTY AND EQUIPMENT - NET                                  4,182    4,316
OTHER ASSETS                                                    191        -
                                                             ------   ------
Total assets                                                $39,887  $37,214
                                                             ------   ------
                                                             ------   ------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances                 $ 1,948  $ 2,383
  Notes payable - bank                                        5,652    1,690
  Current maturities of long-term debt
    Related parties                                               -    1,795
    Other                                                        33    1,657
  Accounts payable
    Trade                                                    11,335   16,866
    Related parties                                             139      470
  Accrued expenses                                            1,649    2,239
  Customer deposits and other liabilities                     2,409    3,140
                                                             ------   ------
     Total current liabilities                               23,165   30,240
LONG-TERM LIABILITIES
  Long-term debt                                                115      115
  Deferred income taxes                                         494      494
                                                             ------   ------
     Total liabilities                                       23,774   30,849

COMMITMENTS AND CONTINGENCIES                                     -        -

SHAREHOLDERS' EQUITY
  Series A Preferred Stock-$.01 par value; 200,000
   shares authorized; no shares issued and outstanding at
   March 29, 1998 and 20,000 shares issued and
   outstanding at December 28, 1997                               -        -
  Common Stock-$.01 par value; 36,800,000 shares
   authorized; 4,713,252 and 2,339,225 shares issued and
   outstanding at March 29, 1998 and December 28, 1997           47       23
  Additional paid-in capital                                 11,433    2,365
  Retained earnings                                           4,633    3,977
                                                             ------   ------
     Total shareholders' equity                              16,113    6,365
                                                             ------   ------
     Total liabilities & shareholders' equity               $39,887  $37,214
                                                             ------   ------
                                                             ------   ------


               SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS
                                          2

                             THE SPORTSMAN'S GUIDE, INC.
                                STATEMENTS OF EARNINGS
                                     (UNAUDITED)

                             For the Thirteen Weeks Ended
                          March 29, 1998 and March 28, 1997

                        (In thousands, except per share data)

                                                         Thirteen Weeks Ended
                                                         --------------------
                                                          March 29, March 28,
                                                             1998      1997
                                                            -------   ------
Sales                                                       $31,697  $27,876

Cost of sales                                               18,405    17,360
                                                            -------   ------

     Gross profit                                            13,292   10,516

Selling, general and administrative expenses                 12,124    9,324
                                                            -------   ------

     Earnings from operations                                 1,168    1,192

Interest expense                                               (168)    (239)

Miscellaneous income, net                                         1        1
                                                            -------   ------

     Earnings before income taxes                             1,001      954

Income taxes                                                    345      329
                                                            -------   ------

     Net earnings                                           $   656  $   625
                                                            -------   ------
                                                            -------   ------

Net earnings per share:
     Basic                                                  $   .19     $.27
                                                            -------   ------
                                                            -------   ------
     Diluted                                                $   .16  $   .23
                                                            -------   ------
                                                            -------   ------

Weighted average common and common equivalent shares
  outstanding:
     Basic                                                    3,519    2,334
                                                            -------   ------
                                                            -------   ------
     Diluted                                                  4,028    2,767
                                                            -------   ------
                                                            -------   ------



               SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                             THE SPORTSMAN'S GUIDE, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                             For the Thirteen Weeks Ended
                           March 29, 1998 and March 28, 1997

                              (In thousands of dollars)

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                           March 29, March 28,
                                                              1998      1997
                                                              -----    -----
Cash flows from operating activities:
  Net earnings                                            $     656  $   625
  Adjustments to reconcile net earnings
  to net cash used in operating activities:
     Depreciation and amortization                              368      317
     Other                                                      (10)     (10)
     Changes in assets and liabilities:
       Accounts receivable                                      981    1,155
       Inventory                                             (4,214)  (7,224)
       Promotional material                                     184      405
       Prepaid expenses                                         433     (120)
       Other assets                                            (191)       -
       Checks written in excess of bank balances               (435)  (1,875)
       Accounts payable                                      (5,862)     946
       Accrued expenses                                        (590)    (387)
       Customer deposits and other liabilities                 (721)    (223)
                                                              -----    -----

         Cash flows used in operating activities             (9,401)  (6,391)

Cash flows from investing activities:
  Purchases of property and equipment                          (234)    (258)
                                                              -----    -----
         Cash flows used in investing activities               (234)    (258)

Cash flows from financing activities:
  Net proceeds from revolving credit line                     3,962    6,654
  Payments on subordinated and long-term debt                (3,419)      (5)
  Proceeds from exercise of warrants and stock options        1,571        -
  Repurchase of preferred stock                              (1,000)       -
  Net proceeds from issuance of common stock                  8,521        -
                                                              -----    -----
         Cash flows provided by financing activities          9,635    6,649
                                                              -----    -----

Increase (decrease) in cash and cash equivalents                  -        -

Cash and cash equivalents at beginning of the period              -        -

                                                              -----    -----
Cash and cash equivalents at end of the period              $     -  $     -
                                                              -----    -----
                                                              -----    -----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:
       Interest                                             $   171  $   185
       Income taxes                                         $   635  $   298

               SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                             THE SPORTSMAN'S GUIDE, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

Note 1:   Basis of Presentation
          The accompanying financial statements are unaudited and reflect all adjustments which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation thereof. Reclassifications have been made to prior year financial information wherever necessary to conform to the current year presentation. Results of operations for the interim periods are not necessarily indicative of full-year results.

Note 2:   Net Earnings Per Share
          On December 28, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) 128, (EARNINGS PER SHARE). As required by SFAS 128, all current and prior period net earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

          The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

          For the thirteen week periods ended March 29, 1998 and March 28, 1997, 508,756 and 433,125 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options and warrants to purchase 15,775 and 35,677 shares of common stock with a weighted average exercise price of $8.70 and $7.13 were outstanding during the thirteen week periods ended March 29, 1998 and March 28, 1997 respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 3:   Public Offering
          On February 10, 1998, the Company received net proceeds of approximately $8.5 million from the sale of 1.6 million shares of its common stock through a public offering. On February 10, 1998, the Company paid $3.4 million of subordinated notes payable and repurchased all of its Series A Preferred stock for $1.0 million.

          During the quarter, the Company received net proceeds of approximately $1.4 million from the exercise of warrants to purchase 716,027 shares of common stock. The warrants had been issued in connection with private placements of subordinated notes payable. All of the warrants contained a provision for the warrants to be terminated if not exercised within 30 days after the public offering.

          On February 5, 1998, the Company granted to the officers of the Company, options to purchase 177,500 shares of common stock in connection with the completion of the Company's public offering. The exercise price of $6.50 is the same as the price to public in the offering and 25% of the options vest immediately upon the date of grant with the balance vesting over the next three years. The options will expire ten years from the date of grant.

                            THE SPORTSMAN'S GUIDE, INC.

                                    (UNAUDITED)

Note 3:   Public Offering (continued)
          As part of the public offering, the Company issued to the Representatives of the Underwriters five-year warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.45.

Note 4:   New Accounting Pronouncements
          In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which was required to be adopted in the first quarter of 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income. Because the Company historically has not experienced transactions that would be included in comprehensive income, the adoption of SFAS No. 130 did not have a material effect on the financial position, results of operations or cash flows of the Company.

          The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION effective December 29, 1997. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 1999.

          The AICPA's Accounting Standard Executive Committee has issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Capitalized costs of internal-use software projects consist of external direct costs of materials and services used to develop or purchase internal-use software, payroll and payroll-related costs, and interest costs incurred during the development of internal-use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of this standard is not expected to have a material effect on the financial statements of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 29, 1998 COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 1997

SALES. Sales for the thirteen weeks ended March 29, 1998 of $31.7 million were $3.8 million or 14% higher than sales of $27.9 million during the same period last year. The increase in sales was due to a 39% increase in catalog circulation, offset partially by lower customer response rates resulting primarily from softness in sales of cold weather merchandise due to the warmer than normal winter caused by El Nino and the increased number of catalog editions. The Company mailed ten catalog editions, including seven specialty editions, during the thirteen weeks ended March 29, 1998, compared to eight editions, including five specialty editions, during the same period last year.

Gross returns and allowances for the thirteen weeks ended March 29, 1998 were $3.9 million or 11.1% of gross sales compared to $3.2 million or 10.4% of gross sales during the same period last year. The increase was anticipated as part of the merchandising strategy to offer more products in the apparel and footwear categories, which tend to have higher return rates than other product categories.

GROSS PROFIT. Gross profit for the thirteen weeks ended March 29, 1998 was $13.3 million or 41.9% of sales compared to $10.5 million or 37.7% of sales during the same period last year. The increase in gross profit as a percentage of sales was primarily due to higher retail product margins resulting from offering a larger percentage of close-out, government surplus and direct import products as well as more apparel and footwear, and by higher shipping and handling margins due to a planned price increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the thirteen weeks ended March 29, 1998 were $12.1 million or 38.2% of sales compared to $9.3 million or 33.4% of sales for the same period last year. The dollar increase was primarily due to a 39% increase in catalog circulation. Total circulation during the first quarter of 1998 was
16.4 million catalogs compared to 11.8 million catalogs during the first quarter of 1997. The increase in catalog circulation was primarily due to a planned increase in the number of specialty catalog editions and increased efforts to develop new customers. Advertising expense for the thirteen weeks ended March 29, 1998 was $7.2 million or 22.6% of sales compared to $5.3 million or 18.8% of sales for the same period last year. The increase as a percentage of sales was primarily due to lower customer response rates which management believes were caused by softness in demand for cold weather merchandise due to El Nino and the late mailing of the March main catalog which was shipped late by one of the Company's printers and lower customer response associated with the increased number of catalog editions mailed to existing customers. The Company recorded $100,000 of recovered merger costs during the thirteen weeks ended March 28, 1997. These expenses were incurred in connection with an Agreement and Plan of Merger entered into in March 1996 among the Company, VISTA 2000, Inc. and VISTA Acquisition Subsidiary, Inc. The Company terminated the agreement in May 1996 based upon various breaches of the agreement by VISTA 2000, Inc.

EARNINGS FROM OPERATIONS. Earnings from operations of $1.2 million for the thirteen weeks ended March 29, 1998 were even with last year. Earnings from operations for the first quarter of 1997 included $100,000 from recovery of merger expenses incurred in 1996. Operating earnings for the first quarter of 1998 thus reflected a slight gain over last year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE. Interest expense for the thirteen weeks ended March 29, 1998 was $168,000 compared to $239,000 for the same period last year. The decrease in interest expense was primarily due to the availability of additional working capital from the public offering and the retirement of subordinated notes payable, both completed in February.

NET EARNINGS. Net earnings for the thirteen weeks ended March 29, 1998 were $656,000 or 2.1% of sales compared to $625,000 or 2.2% of sales during the same period last year ($559,000 or 2.0% of sales when adjusted for the tax effected benefit from recovered merger related expenses). Diluted earnings per share for the thirteen weeks ended March 29, 1998 were $.16 compared to $.23 for the same period last year. The diluted weighted average common and common equivalent shares increased to 4,028,000 in the first quarter of 1998 compared to 2,767,000 for the same period last year, due to the public offering of 1.6 million common shares.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  QUARTERLY FLUCTUATIONS AND SEASONALITY (CONTINUED)

The following table sets forth certain unaudited quarterly financial information for the Company for the periods shown. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all normal recurring adjustments necessary to present fairly, in all material respects, the information set forth therein.

                                    First    Second    Third     Fourth
                                   Quarter   Quarter   Quarter   Quarter
------------------------------------------------------------------------
FISCAL 1998
  Sales                            $31,697
  Gross profit                      13,292
  Earnings from operations           1,168
  Net earnings                         656

FISCAL 1997
  Sales                            $27,876   $23,245   $26,490   $50,502
  Gross profit                      10,516     9,181    10,680    21,502
  Earnings (loss) from operations    1,192       462      (169)    3,564
  Net earnings (loss)                  625        70      (356)    2,136

                          LIQUIDITY AND CAPITAL RESOURCES

The Company meets its operating cash requirements through funds generated from operations and borrowings under its revolving line of credit. On February 10, 1998, the Company received net proceeds of $8.5 million from the sale of 1.6 million shares of its common stock through a public offering. The Company used a portion of the offering proceeds to pay $3.4 million of subordinated notes payable and repurchase all of the Company's Series A Preferred Stock for $1.0 million. The remaining $4.1 million is being used as additional working capital.

The Company had working capital of $12.3 million as of March 29, 1998, compared to $2.7 million as of December 28, 1997. The increase of $9.6 million was primarily due to the proceeds from the public offering, proceeds from the exercise of options and warrants, and year to date net earnings. The Company's working capital requirements have increased during the thirteen weeks ended March 29, 1998 compared to the same period in the previous year primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs. The Company purchases large quantities of manufacturers' close-outs and other individual product items on an opportunistic or when-available basis, particularly in the case of footwear and apparel. The seasonal nature of the merchandise or the time of acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels thereby increasing the Company's working capital requirements and related carrying costs. Inventory carryover of cold weather merchandise is up approximately $2.5 million over the same period last year due to the decrease in sales demand which management believes was the effect of El Nino.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company offers its customers an installment credit plan with no finance fees, known as the "G. O. Painless 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $2.5 million at March 29, 1998 compared to $3.6 million at December 28, 1997. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

On April 18, 1997, the Company entered into a $15.0 million revolving line of credit with Norwest Business Credit, Inc. The credit facility is subject to an adequate borrowing base and expires in May 2000. Funding under the credit facility is subject to a collateral base consisting of inventory, plus 80% of accounts receivable under the installment plan, less customer liabilities. The collateral base related to inventory is limited to $10.0 million from December 16 through February 28 and $15.0 million from March 1 through December 15 of each year. The revolving line of credit is for working capital and letters of credit. Commercial letters of credit may not exceed $5.0 million at any time. Borrowings under the revolving line of credit bear interest at the bank's prime rate. The availability of funding under the facility is subject to the sum of the principal balance and letters of credit being paid down to $4.0 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 15 consecutive days between December 1 and March 31 of each year. The revolving line of credit is collateralized by substantially all of the assets of the Company. The Company was in compliance with the credit agreement's covenants as of March 29, 1998. As of March 29, 1998, the Company had borrowed $5.7 million against the revolving credit line compared to $1.7 million at December 28, 1997.

Cash flows used in operating activities for the thirteen weeks ended March 29, 1998 were $9.4 million compared to $6.4 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of increased inventory levels and the decrease in accounts payable. Accounts payable decreased as a result of aggressively pursuing cash discounts.

Cash flows used in investing activities during the thirteen weeks ended
March 29, 1998 were $234,000 compared to $258,000 during the same period last year. The Company plans to expend approximately $1.5 million for capital additions during 1998.

Cash flows provided by financing activities during the thirteen weeks ended March 29, 1998 were $9.6 million compared to $6.6 million during the same period last year. The Company received $8.5 million in net proceeds from a public offering completed during February. A portion of the proceeds were used to pay $3.4 million of subordinated notes payable and to repurchase all of the Company's' Series A Preferred Stock for $1.0 million. The Company also received proceeds from the exercise of stock warrants and options totaling $1.6 million. The warrants were to expire 30 days after the public offering unless exercised.

The Company believes that cash flow from operations and borrowing capacity under its revolving credit facility will be sufficient to fund operations and future growth for the next 12 months.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
          27.  Financial Data Schedule

    (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the thirteen weeks ended March 29, 1998.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE SPORTSMAN'S GUIDE, INC.



Date:  May 12, 1998                     /s/Charles B. Lingen
                                        --------------------------
                                        Charles B. Lingen
                                        Senior Vice President Finance/CFO