Form 10-Q
period 1998-06-28
SPORTSMANS GUIDE INC
filed 1998-08-11
CIK 791450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

              FOR THE QUARTERLY FISCAL PERIOD ENDED JUNE 28, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                           COMMISSION FILE NO. 015767

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

                                 (651) 451-3030
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 7, 1998 there were 4,744,560 shares of the registrant's Common Stock outstanding

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          THE SPORTSMAN'S GUIDE, INC.

                                 BALANCE SHEETS

                                  (UNAUDITED)

                           (IN THOUSANDS OF DOLLARS)

                                                                                           JUNE 28,   DECEMBER 28,
                                                                                             1998         1997
                                                                                           ---------  ------------
                                                      ASSETS

CURRENT ASSETS
  Accounts receivable--net...............................................................  $   2,787   $    4,180
  Inventory..............................................................................     32,762       23,841
  Promotional material...................................................................      3,727        3,714
  Prepaid expenses.......................................................................        920        1,163
                                                                                           ---------  ------------
      Total current assets...............................................................     40,196       32,898
PROPERTY AND EQUIPMENT--NET..............................................................      4,441        4,316
OTHER ASSETS.............................................................................        191           --
                                                                                           ---------  ------------
      Total assets.......................................................................  $  44,828   $   37,214
                                                                                           ---------  ------------
                                                                                           ---------  ------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances..............................................  $   1,266   $    2,383
  Notes payable--bank....................................................................     11,837        1,690
  Current maturities of long-term debt
    Related parties......................................................................         --        1,795
    Other................................................................................         30        1,657
  Accounts payable
    Trade................................................................................     11,959       16,866
    Related parties......................................................................         61          470
  Accrued expenses.......................................................................        898        2,239
  Customer deposits and other liabilities................................................      1,895        3,140
                                                                                           ---------  ------------
      Total current liabilities..........................................................     27,946       30,240
LONG-TERM LIABILITIES
  Long-term debt.........................................................................         78          115
  Deferred income taxes..................................................................        494          494
                                                                                           ---------  ------------
      Total liabilities..................................................................     28,518       30,849

COMMITMENTS AND CONTINGENCIES                                                                     --           --

SHAREHOLDERS' EQUITY
  Series A Preferred Stock-$.01 par value; 200,000 shares authorized; no shares issued and outstanding at June 28, 1998 and 20,000 shares issued and outstanding at December
    28, 1997.............................................................................         --           --
  Common Stock-$.01 par value; 36,800,000 shares authorized; 4,743,560 and 2,339,225
    shares issued and outstanding at June 28, 1998 and December 28, 1997.................         47           23
  Additional paid-in capital.............................................................     11,551        2,365
  Retained earnings......................................................................      4,712        3,977
                                                                                           ---------  ------------
      Total shareholders' equity.........................................................     16,310        6,365
                                                                                           ---------  ------------
      Total liabilities & shareholders' equity...........................................  $  44,828   $   37,214
                                                                                           ---------  ------------
                                                                                           ---------  ------------

            SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                          THE SPORTSMAN'S GUIDE, INC.

                             STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                  FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
                        JUNE 28, 1998 AND JUNE 27, 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THIRTEEN WEEKS       TWENTY-SIX WEEKS
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Sales.................................................................  $  28,273  $  23,245  $  59,970  $  51,121
Cost of sales.........................................................     15,836     14,064     34,241     31,424
                                                                        ---------  ---------  ---------  ---------
  Gross profit........................................................     12,437      9,181     25,729     19,697
Selling, general and administrative expenses..........................     12,114      8,719     24,238     18,043
                                                                        ---------  ---------  ---------  ---------
  Earnings from operations............................................        323        462      1,491      1,654
Interest expense......................................................       (213)      (350)      (381)      (589)
Miscellaneous income (expense), net...................................         11         (5)        12         (4)
                                                                        ---------  ---------  ---------  ---------
  Earnings before income taxes........................................        121        107      1,122      1,061
Income taxes..........................................................         42         37        387        366
                                                                        ---------  ---------  ---------  ---------
  Net earnings........................................................  $      79  $      70  $     735  $     695
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net earnings per share:
  Basic...............................................................  $     .02  $     .03  $     .18  $     .30
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Diluted.............................................................  $     .02  $     .02  $     .17  $     .25
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average common and common equivalent shares outstanding:
  Basic...............................................................      4,726      2,334      4,122      2,334
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Diluted.............................................................      4,848      2,871      4,438      2,819
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

            SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                          THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                         FOR THE TWENTY-SIX WEEKS ENDED
                        JUNE 28, 1998 AND JUNE 27, 1997

                           (IN THOUSANDS OF DOLLARS)

                                                                                               TWENTY-SIX WEEKS
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net earnings............................................................................  $      735  $      695
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization.........................................................         734         654
    Deferred income taxes.................................................................          --         210
    Other.................................................................................          48         (32)
    Changes in assets and liabilities:
      Accounts receivable.................................................................       1,393         500
      Inventory...........................................................................      (8,921)     (8,701)
      Promotional material................................................................         (13)     (1,423)
      Prepaid expenses....................................................................         243        (900)
      Other assets........................................................................        (191)         --
      Checks written in excess of bank balances...........................................      (1,117)     (2,209)
      Accounts payable....................................................................      (5,316)      1,941
      Accrued expenses....................................................................      (1,341)       (958)
      Customer deposits and other liabilities.............................................      (1,225)       (877)
                                                                                            ----------  ----------
        Cash flows used in operating activities...........................................     (14,971)    (11,100)
Cash flows from investing activities:
  Purchases of property and equipment.....................................................        (859)       (583)
                                                                                            ----------  ----------
        Cash flows used in investing activities...........................................        (859)       (583)
Cash flows from financing activities:
  Net proceeds from revolving credit line.................................................      10,147      11,718
  Payments on long-term debt..............................................................      (3,447)        (35)
  Proceeds from exercise of stock options and stock warrants..............................       1,658          --
  Repurchase of preferred stock...........................................................      (1,000)         --
  Net proceeds from issuance of common stock..............................................       8,472          --
                                                                                            ----------  ----------
        Cash flows provided by financing activities.......................................      15,830      11,683
Increase (decrease) in cash and cash equivalents..........................................          --          --
                                                                                            ----------  ----------
Cash and cash equivalents at beginning of the period......................................          --          --
                                                                                            ----------  ----------
Cash and cash equivalents at end of the period............................................  $       --  $       --
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:
      Interest............................................................................  $      363  $      522
      Income taxes........................................................................       1,194         956

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

    For the thirteen week periods ended June 28, 1998 and June 27, 1997, 122,405 and 537,333 shares of common stock equivalents were included in the computation of diluted net earnings per share. For the twenty-six week periods ended June 28, 1998 and June 27, 1997, 315,580 and 485,229 shares of common stock equivalents were included in the computation of diluted net earnings per share.

    Options and warrants to purchase 293,025 and 35,677 shares of common stock with a weighted average exercise price of $7.28 and $7.13 were outstanding during the thirteen week periods ended June 28, 1998 and June 27, 1997 but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

    Options and warrants to purchase 204,400 and 35,677 shares of common stock with a weighted average exercise price of $7.62 and $7.13 were outstanding during the twenty-six week periods ended June 28, 1998 and June 27, 1997, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 3:  PUBLIC OFFERING

    On February 10, 1998, the Company received net proceeds of approximately $8.5 million from the sale of 1.6 million shares of its common stock through a public offering. On February 10, 1998, the Company paid $3.4 million of subordinated notes payable and repurchased all of its Series A Preferred stock for $1.0 million.

    During the first quarter, the Company received net proceeds of approximately $1.4 million from the exercise of warrants to purchase 716,027 shares of common stock. The warrants had been issued in connection with private placements of subordinated notes payable. All of the warrants contained a provision for the warrants to expire if not exercised within 30 days after the public offering.

    On February 5, 1998, the Company granted to certain officers of the Company, options to purchase 177,500 shares of common stock in connection with the completion of the Company's public offering. The exercise price of $6.50 is the same as the price to public in the offering and 25% of the options vest immediately upon the date of grant with the balance vesting over the next three years. The options will expire ten years from the date of grant.

    As part of the public offering, the Company issued to the Representatives of the Underwriters five-year warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.45.

                          THE SPORTSMAN'S GUIDE, INC.

                                  (UNAUDITED)

NOTE 4:  REVOLVING CREDIT FACILITY

    On June 26, 1998, the Company entered into a $20.0 million revolving line of credit through a syndicate led by Norwest Bank Minnesota, N.A. The credit facility is subject to an adequate borrowing base and expires July 31, 1999. The borrowing base related to inventory is limited to $17.0 million. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $7.5 million at any time. Borrowings under the revolving line of credit bear interest at the bank's base (prime) rate less 0.5% or, at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus 1.80 percentage points. The availability of funding under the facility is subject to the sum of the principal balance and letters of credit being paid down to $6.0 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

    All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of June 28, 1998, the Company was in compliance with all applicable covenants under the revolving line of credit agreement.

NOTE 5:  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

    THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 1998 COMPARED TO THIRTEEN AND
     TWENTY-SIX WEEKS ENDED JUNE 27, 1997

    SALES. Sales for the thirteen and twenty-six weeks ended June 28, 1998 of $28.3 million and $60.0 million were $5.0 million or 21.6% and $8.9 million or 17.3% higher than sales of $23.3 million and $51.1 million during the same periods last year. The increase in sales for the thirteen and twenty-six weeks ended June 28, 1998 was due to increased catalog circulation of 47% and 43%, offset partially in both periods by lower than anticipated customer response rates, and additionally year to date by softness in sales of cold weather merchandise due to the warmer than normal winter caused by El Nino. The Company mailed nine catalog editions, including seven specialty editions, during the thirteen weeks ended June 28, 1998, compared to six editions, including four specialty editions during the same period last year. Year to date the Company has mailed nineteen catalog editions, including fourteen specialty editions, compared to fourteen editions, including nine specialty editions, during the same period last year. Specialty catalog editions are primarily marketed to existing customers.

    Gross returns and allowances for the thirteen and twenty-six weeks ended June 28, 1998 were $3.1 million or 10.0% of gross sales and $7.1 million or 10.6% of gross sales compared to $2.9 million or 11.0% of gross sales and $6.1 million or 10.7% of gross sales during the same periods last year. Gross returns and allowances as a percentage of gross sales decreased during the second quarter of 1998, compared to the same period last year, due to actual returns on 1997 catalogs being lower than previously estimated. Year to date gross returns and allowances as a percentage of sales is even with the same period last year as changes in the sales mix of high return product categories, apparel and footwear, are less significant.

    GROSS PROFIT. Gross profit for the thirteen and twenty-six weeks ended June 28, 1998 was $12.4 million or 44.0% of sales and $25.7 million or 42.9% of sales compared to $9.2 million or 39.5% of sales and $19.7 million or 38.5% of sales during the same periods last year. The increase in gross profit as a percentage of sales was primarily due to higher retail product margins resulting from offering a larger percentage of close-out and direct import merchandise and due to higher shipping and handling margins due to a planned price increase.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the thirteen and twenty-six weeks ended June 28, 1998 were $12.1 million or 42.8% of sales and $24.2 million or 40.4% of sales compared to $8.7 million or 37.5% of sales and $18.0 million or 35.3% of sales for the same periods last year. The dollar increase for both periods was primarily due to increased catalog circulation of 47% and 43%. Total circulation during the second quarter and first half of 1998 was 17.7 million and 34.1 million catalogs compared to 12.0 million and 23.8 million catalogs during the same periods last year. The increase in catalog circulation was primarily due to a planned increase in the number of specialty catalog editions and increased efforts to develop new customers. Advertising expense for the thirteen and twenty-six week periods ended June 28, 1998 was $7.6 million or 26.9% of sales and $14.8 million or 24.7% of sales compared to $5.2 million or 22.5% of sales and $10.5 million or 20.5% of sales for the same periods last year. The increase as a percentage of sales during both periods was due to lower customer response rates than planned which management believes was primarily caused by the increased number of specialty catalog editions mailed to existing customers and additionally year to date by softness in sales of cold weather merchandise due to the warmer than normal winter caused by El Nino.

    EARNINGS FROM OPERATIONS. Earnings from operations for the thirteen and twenty-six weeks ended June 28, 1998 were $323,000 or 1.1% of sales and $1.5 million or 2.5% of sales compared to $462,000 or 2.0% of sales and $1.7 million or 3.2% of sales for the same periods last year.

    INTEREST EXPENSE. Interest expense for the thirteen and twenty-six weeks ended June 28, 1998 was $213,000 and $381,000 compared to $350,000 and $589,000 for the same periods last year. The decrease in interest expense was primarily due to the availability of additional working capital from the public offering and retirement of subordinated notes payable, both completed in February 1998.

    NET EARNINGS. Net earnings for the thirteen and twenty-six weeks ended June 28, 1998 were $79,000 or 0.3% of sales and $735,000 or 1.2% of sales compared to $70,000 or 0.3% of sales and $695,000 or 1.4% of sales for the same periods last year.

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

                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
FISCAL 1998
  Sales...............................................................  $  31,697  $  28,273
  Gross profit........................................................     13,292     12,437
  Earnings from operations............................................      1,168        323
  Net earnings........................................................        656         79

FISCAL 1997
  Sales...............................................................  $  27,876  $  23,245  $  26,490  $  50,502
  Gross profit........................................................     10,516      9,181     10,680     21,502
  Earnings (loss) from operations.....................................      1,192        462       (169)     3,564
  Net earnings (loss).................................................        625         70       (356)     2,136

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

    The Company had working capital of $12.3 million as of June 28, 1998, compared to $2.7 million as of December 28, 1997. The increase of $9.6 million was primarily due to the proceeds from the public offering, proceeds from the exercise of options and warrants, and year-to-date net earnings.

    The Company's working capital requirements have increased during the twenty-six weeks ended June 28, 1998 compared to the same period in the previous year primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs and direct imports and higher inventory levels associated with lower than anticipated customer response rates. The Company purchases large quantities of manufacturers' close-outs and other individual product items on an opportunistic or when-available basis, particularly in the case of footwear and apparel. The seasonal nature of the merchandise or the time of acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels thereby increasing the Company's working capital requirements and related carrying costs. Inventory carryover of cold weather merchandise is up approximately $2.5 million over the same period last year due to the decrease in sales demand which management believes was the effect of El Nino.

    The Company offers its customers an installment credit plan with no finance fees, known as the "G.O. Painless 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $1.9 million at June 28, 1998 compared to $3.6 million at December 28, 1997. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

    On June 26, 1998, the Company entered into a $20.0 million revolving line of credit through a syndicate led by Norwest Bank Minnesota, N.A. The credit facility is subject to an adequate borrowing base and expires July 31, 1999. The borrowing base related to inventory is limited to $17.0 million. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $7.5 million at any time. Borrowings under the revolving line of credit bear interest at the bank's base (prime) rate less 0.5% or, at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus 1.80 percentage points. The availability of funding under the facility is subject to the sum of the principal balance and letters of credit being paid down to $6.0 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

    All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of June 28, 1998, the Company was in compliance with all applicable covenants under the revolving line of credit agreement. As of June 28, 1998, the Company has borrowed $11.8 million against the revolving credit line compared to $1.7 million at December 28, 1997.

    Cash flows used in operating activities for the twenty-six weeks ended June 28, 1998 were $15.0 million compared to $11.1 million for the same period last year. The increase in cash flows used in operating activities year-to-date was primarily the result of a decrease in accounts payable. Accounts payable has decreased as a result of aggressively pursuing cash discounts with the working capital available subsequent to the February stock offering.

    Cash flows used in investing activities for the twenty-six weeks ended June 28, 1998 were $859,000 compared to $583,000 for the same period last year. The Company plans to expend approximately $1.5 million for capital additions during 1998.

    Cash flows provided by financing activities during the twenty-six weeks ended June 28, 1998 were $15.8 million compared to $11.7 million during the same period last year. The Company received $8.5 million in net proceeds from a public offering completed during February. A portion of the proceeds were used to pay $3.4 million of subordinated notes payable and to repurchase all of the Company's Series A Preferred Stock for $1.0 million. The Company also received proceeds from the exercise of stock warrants and options totaling $1.7 million. The warrants were to expire 30 days after the public offering unless exercised.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of shareholders was held on April 23, 1998, at which the following matters were submitted to a vote of shareholders:

    1.  Election of seven directors. The vote on this matter was as follows:

NOMINEE                                                                     FOR       WITHHELD
-----------------------------------------------------------------------  ----------  -----------
Vincent W. Shiel.......................................................   2,862,769       1,915
Gary Olen..............................................................   2,862,769       1,915
Leonard M. Paletz......................................................   2,862,769       1,915
Mark F. Kroger.........................................................   2,862,769       1,915
William T. Sena........................................................   2,861,769       2,915
Gregory R. Binkley.....................................................   2,862,769       1,915
Charles Lingen.........................................................   2,862,769       1,915

    2. Ratification of the engagement of Grant Thornton LLP as independent certified public accountants to audit the Company's financial statements for the fiscal year ending January 3, 1999. The vote on this matter was as follows:

   FOR        AGAINST      ABSTAIN
----------  -----------  -----------
2,860,294          135        4,255

ITEM 5.  OTHER INFORMATION

    Shareholder proposals intended to be submitted at the Company's 1999 Annual Meeting of Shareholders outside the processes of Rule 14a-8 will be considered untimely under Rule 14a-4(c)(1) if not received by the Company on or before February 8, 1999. If the Company does not receive timely notice of such matter, the proxy holders will vote on the matter, if presented at the meeting, in their discretion.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.1       Amendment to Industrial Real Estate Lease between the Company and American Real Estate Holdings, L.P. dated
             February 23, 1998.

10.2       Credit Agreement between the Company, Norwest Bank Minnesota, N.A. and M&I Marshall and Ilsley Bank dated
             June 26, 1998.

27.        Financial Data Schedule

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the thirteen weeks ended June 28, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE SPORTSMAN'S GUIDE, INC.

Date: August 7, 1998

                                By:            /s/ CHARLES B. LINGEN
                                     -----------------------------------------
                                                 Charles B. Lingen
                                         SENIOR VICE PRESIDENT FINANCE/CFO