Form 10-Q
period 1998-09-27
SPORTSMANS GUIDE INC
filed 1998-11-10
CIK 791450

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY FISCAL PERIOD ENDED SEPTEMBER 27, 1998 OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM __________________ TO __________________.



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /x/   No  / /

     As of November 6, 1998 there were 4,746,560 shares of the registrant's Common Stock outstanding.

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE SPORTSMAN'S GUIDE, INC.
                                   BALANCE SHEETS
                                    (UNAUDITED)
                             (In thousands of dollars)

                         ASSETS                        September 27,    December 28,
                                                            1998            1997
                                                            ----            ----
CURRENT ASSETS
  Accounts receivable - net                              $  3,605       $  4,180
  Inventory                                                35,486         23,841
  Promotional material                                      4,007          3,714
  Prepaid expenses                                          1,113          1,163
                                                        ---------      ---------
      Total current assets                                 44,211         32,898
PROPERTY AND EQUIPMENT - NET                                4,444          4,316
OTHER ASSETS                                                  191              -
                                                        ---------      ---------
      Total assets                                      $  48,846      $  37,214
                                                        ---------      ---------
                                                        ---------      ---------

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances              $  1,862       $  2,383
  Notes payable - bank                                     13,679          1,690
  Current maturities of long-term debt
    Related parties                                             -          1,795
    Other                                                      30          1,657
  Accounts payable
    Trade                                                  12,629         16,866
    Related parties                                           110            470
  Accrued expenses                                          1,362          2,239
  Customer deposits and other liabilities                   2,076          3,140
                                                        ---------      ---------
      Total current liabilities                            31,748         30,240
LONG-TERM LIABILITIES
  Long-term debt                                               78            115
  Deferred income taxes                                       494            494
                                                        ---------      ---------
      Total liabilities                                    32,320         30,849

COMMITMENTS AND CONTINGENCIES                                   -              -

SHAREHOLDERS' EQUITY
  Series A Preferred Stock-$.01 par value; 200,000
    shares authorized; no shares issued and outstanding
    at September 27, 1998; 20,000 shares issued and
    outstanding at and December 28, 1997                        -              -

  Common Stock-$.01 par value; 36,800,000 shares
    authorized; 4,746,560 and 2,339,225 shares issued
    and outstanding at September 27, 1998 and
    December 28, 1997                                          47             23
  Additional paid-in capital                               11,555          2,365
  Retained earnings                                         4,924          3,977
                                                        ---------      ---------
      Total shareholders' equity                           16,526          6,365
                                                        ---------      ---------
      Total liabilities & shareholders' equity          $  48,846      $  37,214
                                                        ---------      ---------
                                                        ---------      ---------

              SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                            THE SPORTSMAN'S GUIDE, INC.
                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                    For the Thirteen and Thirty-nine Weeks Ended
                     September 27, 1998 and September 26, 1997

                       (In thousands, except per share data)

                                                              Thirteen Weeks              Thirty-nine Weeks
                                                              --------------              -----------------
                                                           1998           1997           1998           1997
                                                           ----           ----           ----           ----
Sales                                                   $  30,423      $  26,490      $  90,393      $  77,611

Cost of sales                                              17,959         15,810         52,200         47,234
                                                        ---------      ---------      ---------      ---------

   Gross profit                                            12,464         10,680         38,193         30,377

Selling, general and administrative
 expenses                                                  11,855         10,849         36,093         28,892
                                                        ---------      ---------      ---------      ---------

    Earnings (loss) from operations                           609           (169)         2,100          1,485

Interest expense                                             (290)          (374)          (671)          (963)
Miscellaneous income (expense), net                             5              -             17             (4)
                                                        ---------      ---------      ---------      ---------

    Earnings (loss) before taxes                              324           (543)         1,446            518

Income tax (expense) benefit                                 (112)           187           (499)          (179)
                                                        ---------      ---------      ---------      ---------

    Net earnings (loss)                                    $  212        $  (356)        $  947         $  339
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

Net earnings (loss) per share:
    Basic                                                  $  .04        $  (.15)        $  .22         $  .15
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
    Diluted                                                $  .04        $  (.15)        $  .21         $  .12
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

Weighted average common and common
 equivalent shares outstanding:
    Basic                                                   4,746          2,337          4,330          2,335
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
    Diluted                                                 4,787          2,337          4,554          2,884
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

              SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                            THE SPORTSMAN'S GUIDE, INC.
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                          For the Thirty-nine Weeks Ended
                     September 27, 1998 and September 26, 1997

                             (In thousands of dollars)

                                                             Thirty-nine Weeks
                                                             -----------------
                                                             1998           1997
                                                             ----           ----
Cash flows from operating activities:
  Net earnings                                            $   947        $   339
  Adjustments to reconcile net earnings
   to net cash used in operating activities:
    Depreciation and amortization                           1,180          1,026
    Deferred income taxes                                       -            210
    Other                                                      39            (42)
    Changes in assets and liabilities:
      Accounts receivable                                     575            685
      Inventory                                           (11,645)       (11,787)
      Promotional material                                   (293)          (751)
      Prepaid expenses                                         50         (1,239)
      Checks written in excess of bank balances              (521)        (2,383)
      Accounts payable                                     (4,597)         4,132
      Accrued expenses                                       (877)          (604)
      Customer deposits and other liabilities              (1,035)          (303)
                                                          --------       --------
        Cash flows used in operating activities           (16,177)       (10,717)

Cash flows from investing activities:
  Other assets                                               (191)             -
  Purchases of property and equipment                      (1,308)        (1,016)
                                                          --------       --------
        Cash flows used in investing activities            (1,499)        (1,016)

Cash flows from financing activities:
  Net proceeds from revolving credit line                  11,989         11,759
  Payments on long-term debt                               (3,447)           (41)
  Proceeds from exercise of stock options
   and stock warrants                                       1,667             15
  Repurchase of preferred stock                            (1,000)             -
  Net proceeds from issuance of common stock                8,467              -
                                                          --------       --------
       Cash flows provided by financing activities         17,676         11,733
                                                          --------       --------

Increase (decrease) in cash and cash equivalents                -              -

Cash and cash equivalents at beginning of the period            -              -
                                                          --------       --------

Cash and cash equivalents at the end of the period        $     -        $     -
                                                          --------       --------
                                                          --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:
      Interest                                            $   661        $   895
      Income taxes                                        $ 1,364        $   956

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

          For the thirteen week period ended September 27, 1998, 41,183 shares of common stock equivalents were included in the computation of diluted net earnings per share. For the thirteen weeks ended September 26, 1997, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the thirteen weeks ended September 26, 1997, the common share equivalents that would have been included in the computation of diluted net earnings per share were 677,813.

          Options and warrants to purchase 403,739 and 18,650 shares of common stock with a weighted average exercise price of $6.88 and $8.70 were outstanding during the thirteen weeks periods ended September 27, 1998 and September 26, 1997, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

          Options and warrants to purchase 270,846 and 30,001 shares of common stock with a weighted average exercise price of $7.25 and $7.46 were outstanding during the thirty-nine week periods ended September 27, 1998 and September 26, 1997, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

                            THE SPORTSMAN'S GUIDE, INC.

                                    (UNAUDITED)

Note 3:   Public Offering (continued)
          On February 5, 1998, the Company granted to certain officers of the Company, options to purchase 177,500 shares of common stock in connection with the completion of the Company's public offering. The exercise price of $6.50 is the same as the price to public in the offering and 25% of the options vest immediately at the date of grant with the balance vesting over the next three years. The options will expire ten years from the date of grant.

          As part of the public offering, the Company issued to the Representatives of the Underwriters five-year warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $8.45.

Note 4:   Revolving Credit Facility
          On June 26, 1998, the Company entered into a $20.0 million revolving line of credit through a syndicate led by Norwest Bank Minnesota, N.A. The credit facility is subject to an adequate borrowing base and expires July 31, 1999. The borrowing base related to inventory is limited to $17.0 million. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $7.5 million at any time. Borrowings under the revolving line of credit bear interest at the bank's base (prime) rate less 0.5% or, at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus 1.80 percentage points. The availability of funding under the facility is subject to an annual pay-down provision whereby the sum of the principal balance and letters of credit must be paid down to $6.0 million, plus 80% of installment receivables.
          The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

          All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of September 27, 1998, the Company was in compliance with all applicable covenants under the revolving line of credit agreement.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS

THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1998 COMPARED TO THIRTEEN AND THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1997

SALES. Sales for the thirteen and thirty-nine weeks ended September 27, 1998 of $30.4 million and $90.4 million were $3.9 million or 14.8% higher and $12.8 million or 16.5% higher than sales of $26.5 million and $77.6 million during the same periods last year. The increase in sales for the thirteen weeks ended September 27, 1998 is due to increased customer response rates, with third quarter sales during 1997 negatively affected by the UPS strike and related events. The most recently completed quarters' results also benefited by a 4% increase in catalog circulation and a lower customer returns rate. Despite the improved results for the quarter, sales were less than had been anticipated due to the late in-home arrival of the September main catalog. The increase in sales for the thirty-nine weeks ended September 27, 1998 is due to a 28% increase in catalog circulation offset partially by lower than anticipated customer response rates and softness in sales of cold weather merchandise during the first quarter due to the warmer than normal winter caused by El Nino. The Company mailed nine catalog editions, including six specialty editions, during the thirteen weeks ended September 27, 1998, compared to eight editions, including five specialty editions, during the same period last year. Year to date, the Company has mailed twenty-eight catalog editions, including twenty specialty editions, compared to twenty-two editions, including fourteen specialty editions, during the same period last year. Specialty catalog editions are primarily marketed to existing customers.

Gross returns and allowances for the thirteen and thirty-nine weeks ended September 27, 1998 were $2.7 million or 8.2% of gross sales and $9.8 million or 9.8% of gross sales compared to $2.9 million or 10.0% of gross sales and $9.0 million or 10.4% of gross sales during the same period last year. Gross returns and allowances as a percentage of sales decreased during the third quarter and year to date, compared to the same periods last year, due to actual returns on 1997 catalogs being lower than previously estimated.

GROSS PROFIT. Gross profit for the thirteen and thirty-nine weeks ended September 27, 1998 was $12.5 million or 41.0% of sales and $38.2 million or 42.3% of sales compared to $10.7 million or 40.3% of sales and $30.4 million or 39.1% of sales during the same periods last year. The increase in gross profit as a percentage of sales is primarily due to higher retail product margins resulting from offering a larger percentage of higher margin manufacturers' close-outs and direct import merchandise within the clothing and footwear categories and due to higher shipping and handling margins due to a planned price increase. Gross profit gains for the third quarter trended lower than year to date gains, as a percentage of sales, due to the offering of a liquidation catalog and the offering of a sales promotion on one of the main catalogs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the thirteen and thirty-nine weeks ended September 27, 1998 were $11.9 million or 39.0% of sales and $36.1 million or 39.9% of sales, compared to $10.8 million or 41.0% of sales and $28.9 million or 37.2% of sales for the same periods last year. The dollar increase for both periods was largely due to increased catalog circulation of 4% and 28%. Total circulation during the third quarter and year to date was 16.4 million and 50.5 million catalogs, compared to 15.7 million and 39.6 million catalogs during the same periods last year. The increase in catalog circulation for both periods is largely due to a planned increase in the number of specialty catalog editions. Advertising expense for the thirteen and thirty-nine week periods ended September 27, 1998 was $7.1 million or 23.2% of sales and $21.9 million or 24.2% of sales compared to $6.5 million or 24.5% of sales and $17.0 million or 21.9% of sales for the same periods last year. The decrease as a percentage of sales for the third quarter is due to higher customer response rates than third quarter last year, with last year negatively affected by the UPS strike and related events. The increase as a percentage of sales on a year to date basis is due to lower customer response rates than initially planned as part of the Company's overall customer contact strategy. Management believes the increased number of specialty catalog editions mailed to existing customers resulted in customer response rates lower than originally planned. In addition, year to date customer response was lower than last year due to softness in first quarter sales of cold weather merchandise due to the warmer than normal winter caused by El Nino.

EARNINGS FROM OPERATIONS. Earnings (loss) from operations for the thirteen and thirty-nine weeks ended September 27, 1998 were $609,000 or 2.0% of sales and $2.1 million or 2.3% of sales compared to ($169,000) and $1.5 million or 1.9% of sales for the same periods last year.

INTEREST EXPENSE. Interest expense for the thirteen and thirty-nine weeks ended September 27, 1998 was $290,000 and $671,000 compared to $374,000 and $963,000 for the same periods last year. The decrease in interest expense is primarily due to the availability of additional working capital from the public offering and retirement of subordinated notes payable, both completed in February 1998.

NET EARNINGS. Net earnings (loss) for the thirteen and thirty-nine weeks ended September 27, 1998 were $212,000 or 0.7% of sales and $947,000 or 1.0% of sales compared to ($356,000) and $339,000 or 0.4% of sales for the same periods last year.

YEAR 2000. The Year 2000 issue is the result of computer programs accessing date information stored in a two-digit year format (99) as opposed to a four-digit year format (1999). Computer systems with this date representation and access method will be unable to accurately interpret dates beyond the year 1999. This inability could cause problems ranging from reporting errors to full system failures. The Company utilizes a relational database that stores dates in an internal format, which is a sequential number, either negative or positive, in relation to January 1, 1968. For example, November 5, 1998 is day 11267. Each time a date is utilized it is converted from the internal format to an external date format, thereby avoiding the use of a two-digit date representation. Therefore, we expect the impact of the Year 2000 on our internal computer systems to be minimal.

The Company has initiated a comprehensive project to prepare and test its computer systems, including all telecommunications and data communications systems, to ensure that they will be able to accurately process date information beyond the year 1999. The investigative and assessment phases of this project are completed. Initial program modifications and testing were completed in May 1998. Comprehensive system testing of this project is scheduled to begin in the first quarter of 1999 with completion scheduled by the end of the second quarter of 1999.

Costs associated with this Year 2000 compliance project are funded through cash flows from operations. Costs related to this project are estimated to be approximately $400,000.

Time and cost estimates are based on currently available information and are management's best estimates. However, there is no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. Developments which could effect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and equipment; and planning and modification success of third party suppliers of products and services. The Company will continue to assess and evaluate cost estimates and target dates for completion of each phase of the year 2000 project on a periodic basis.

The Company is in the process of contacting its critical suppliers of products and services to assess whether these suppliers operations and the products and services they provide are Year 2000 compliant. The Company will also monitor the progress of those suppliers who are in the planning or execution phase of their Year 2000 projects to ensure eventual compliance.

If the systems of the Company or other companies on whose services the Company depends, including the Company's customers, or with whom the Company's systems interface are not year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations. At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the project will not be completed in a timely manner, but as part of the overall project, the Company will continue to assess the need for a contingency plan.


                       QUARTERLY FLUCTUATIONS AND SEASONALITY

The Company's sales and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the timing of new merchandise and catalog offerings; recognition of costs or sales contributed by new merchandise and catalog offerings; fluctuations in response rates; fluctuations in postage, paper and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company's product mix. The Company recognizes the cost of catalog production and mailing over the estimated useful lives of the catalogs, ranging from four to six months from the catalog's in-home date. Consequently, quarter-to-quarter sales and expense comparisons will be impacted by the timing of the Company's catalog editions.

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

The following table sets forth certain unaudited quarterly financial information of the Company for the periods shown. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all normal recurring adjustments necessary to present fairly, in all material respects, the information set forth therein.

                                            First         Second           Third         Fourth
                                           Quarter        Quarter        Quarter        Quarter
FISCAL 1998
  Sales                                    $31,697        $28,273        $30,423
  Gross profit                              13,292         12,437         12,464
  Earnings from operations                   1,168            323            609
  Net earnings                                 656             79            212

FISCAL 1997
  Sales                                    $27,876        $23,245        $26,490        $50,502
  Gross profit                              10,516          9,181         10,680         21,502
  Earnings (loss) from operations            1,192            462           (169)         3,564
  Net earnings (loss)                          625             70           (356)         2,136


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

The Company had working capital of $12.5 million as of September 27, 1998, compared to $2.7 million as of December 28, 1997. The increase of $9.8 million was primarily due to the proceeds from the public offering, proceeds from the exercise of options and warrants, and year-to-date net earnings.

The Company's working capital requirements have increased during the thirty-nine weeks ended September 27, 1998 compared to the same period in the previous year primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs and direct imports. The Company purchases large quantities of manufacturers' close-outs on an opportunistic basis. The seasonal nature of some merchandise or the timing of its acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels thereby increasing the Company's working capital requirements and related carrying costs. Inventory levels during 1998 have been higher than 1997 due to lower than anticipated customer response rates. In addition, inventory carryover of cold weather merchandise is up approximately $2.5 million over the same period last year due to the decrease in sales demand which management believes was the effect of the warmer than normal winter of 97/98 caused by El Nino.

The Company offers its customers an installment credit plan with no finance fees, known as the "G.O. Painless 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company has installment receivables of $2.2 million at September 27, 1998 compared to $3.6 million at December 28, 1997. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

On June 26, 1998, the Company entered into a $20.0 million revolving line of credit through a syndicate led by Norwest Bank Minnesota, N.A. The credit facility is subject to an adequate borrowing base and expires July 31, 1999. The borrowing base related to inventory is limited to $17.0 million. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $7.5 million at any one time. Borrowings under the revolving line of credit bear interest at the bank's base (prime) rate less 0.5% or, at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus 1.80 percentage points. The availability of funding under the facility is subject to an annual pay-down provision whereby the sum of the principal balance and letters of credit must be paid down to $6.0 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of September 27, 1998, the Company was in compliance with all applicable covenants under the revolving line of credit agreement. As of September 27, 1998, the Company has borrowed $13.7 million against the revolving credit line compared to $1.7 million at December 28, 1997.

Cash flows used in operating activities for the thirty-nine weeks ended September 27, 1998 were $16.4 million compared to $10.7 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of a decrease in accounts payable. Accounts payable has decreased as a result of aggressively pursuing cash discounts with the working capital available subsequent to the February stock offering.

Cash flows used in investing activities for the thirty-nine weeks ended September 27, 1998 were $1.3 million compared to $1.0 million for the same period last year. The Company plans to expend approximately $1.5 million for capital additions during 1998.

Cash flows provided by financing activities during the thirty-nine weeks ended September 27, 1998 were $17.7 million compared to $11.7 million during the same period last year. The Company received $8.5 million in net proceeds from a public offering completed in February. A portion of the proceeds were used to pay $3.4 million of subordinated notes payable and to repurchase all of the Company's Series A Preferred Stock for $1.0 million. The Company also received proceeds from the exercise of stock warrants and options totaling $1.7 million. The warrants were to expire 30 days after the public offering unless exercised.

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

                            PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

            27. Financial Data Schedule

    (b)      Reports on Form 8-K

          No reports on Form 8-K were filed during the thirteen weeks ended September 27, 1998.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SPORTSMAN'S GUIDE, INC.


Date:  November 6, 1998                /s/ Charles B. Lingen
                                       ---------------------------------
                                       Charles B. Lingen
                                       Senior Vice President Finance/CFO