Form 10-K405
period 1998-12-31
SPORTSMANS GUIDE INC
filed 1999-03-26
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K

(Mark One)

x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
--- OF 1934.


                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-15767

                           ---------------------------
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

                           ---------------------------
        Securities registered pursuant to Section 12 (b) of the Act: NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 19, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $20,534,921 based on the last reported sale price of the Common Stock on such date on the Nasdaq National Market.

     As of March 19, 1999, there were 4,747,810 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders on May 10, 1999 are incorporated by reference into Part III of this Form 10-K.

                                     PART I.

ITEM 1. BUSINESS

OVERVIEW

     The Sportsman's Guide, Inc. (the "Company") is a catalog retailer and Internet "E-tailer" of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. The Company's broad selection of products are sold through distinctive main and specialty catalogs which are advertised as The "Fun-to-Read" Catalog-Registered Trademark-. In April 1998, the Company established an E-commerce web site, www.sportsmansguide.com, where it sells selected product offerings and processes orders. The web site is advertised as The "Fun-to-Browse" Website-Registered Trademark-. The Company will begin posting catalogs and full product offerings on the web site in March 1999.

     The Company offers a large selection of high value products at low prices. These products include footwear, clothing, camping and outdoor recreation equipment, hunting and shooting accessories, optics, collectibles and gift items, as well as a diverse range of additional offerings in other product categories. In recent years, the Company has aggressively pursued a strategy to provide manufacturers' close-outs of name brand shoes, boots, apparel and general merchandise, as well as government surplus from around the world.

     The Company's business was started in 1970 by Gary Olen, the Company's Chairman and Chief Executive Officer. Over time, the Company's product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, the Company began its value pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers' close-outs and other lines of high value, high margin merchandise that appeal to a broad group of customers. Due in large part to the success of these strategies, the Company's sales have increased from $38 million in 1992 to over $142 million in 1998.

     The Company was incorporated under the laws of the State of Minnesota on March 23, 1977 as The Olen Company, Inc. At that time the Company acquired the business and assets of The Olen Company, a sole proprietorship owned by Gary Olen, the Company's Chairman and Chief Executive Officer. In March 1986, the Company changed its name to The Sportsman's Guide, Inc. The Company's principal executive offices are located at 411 Farwell Avenue, South St. Paul, Minnesota 55075, and its telephone number is (651) 451-3030.

INDUSTRY AND MARKET

     The catalog shopping industry has experienced substantial growth over the past several years. According to industry reports, from 1993 to 1998 U.S. consumer sales volume grew at a rate of approximately 8% annually to an estimated $87 billion in 1998. The U.S. consumer catalog industry is expected to reach sales of at approximately $119 billion by 2003. Between 1993 and 1998, U.S. consumer sales growth outpaced that of the retail industry. Of the total U.S. adult population, 57% or 110 million adults shopped from catalogs in 1996. An industry source estimates the size of the adult catalog shopper market will reach 158 million by 2001, up 44% from 1996. The Company believes that catalog sales will continue to increase due to the convenience and time savings of catalog shopping.

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

     The Company believes that its niche marketing focus on the value-oriented outdoor enthusiast, together with its product offerings and growing sales of general merchandise has positioned it to continue to take advantage of opportunities within this large and expanding market.

BUSINESS STRATEGY

     The Company's objective is to maximize its niche of selling by direct mail and E-commerce value priced outdoor and general merchandise. Key elements of the Company's ongoing business strategy include:

     EXPAND AND CAPITALIZE ON THE VALUE-ORIENTED OUTDOOR ENTHUSIAST. The Company seeks to expand its customer base and capitalize on its value-oriented market through increased circulation of its specialty catalogs, web site development and advertising, name and e-mail acquisition programs, and new diverse product offerings.

     OFFER QUALITY, NAME BRAND AND UNIQUE PRODUCTS AT VALUE PRICING. The Company offers high quality, name brand products along with unique and unusual products, all at value pricing. The Company offers a changing mix of products which are hand picked and field tested to ensure quality and maximize customer appeal.

     PROVIDE A FUN AND CONVENIENT SHOPPING EXPERIENCE. The Company strives to provide a fun and convenient shopping experience by combining its entertaining catalog format with the convenience of direct mail and Internet shopping. The Company emphasizes customer service and maintains sophisticated order entry via Internet or inbound calls and fulfillment operations for efficient processing of customer orders.

     MANAGE BY PROACTIVELY USING INFORMATION SYSTEMS. The Company proactively uses its information systems in merchandising, marketing and list management to test, assess and adjust day-to-day as well as long-term operating activities. Timely, comprehensive information allows the Company to alter product mix in future catalogs and Internet offers, adjust circulation plans, select target customers and change prices on particular products in response to consumer preferences.

     CAPITALIZE ON THE COMPANY'S FLEXIBLE STRUCTURE AND SHORT CATALOG LEAD TIME. The Company's short catalog lead time (approximately 60 days) gives it a high degree of flexibility to make changes in upcoming catalogs based on up-to-date information. This enables the Company to manage its business on a catalog by catalog, page by page, product by product basis to determine future product offerings and the most profitable customer segments to target. The Company's E-commerce initiative further increases the flexibility to offer products to customers in a timely fashion.

CATALOGS

     The Company publishes main and specialty editions of The Sportsman's Guide catalog. The Company mailed approximately 75 million catalogs to existing and prospective customers in 1998.

     FORMAT. The Company's catalogs and Internet site are designed to be fun and entertaining. Every merchandise offering uses a highly promotional format that features various items at sale prices. Unique to the Company is its product description, or copy. The catalogs and Internet site make creative and expansive use of art and copy to extensively describe products with humorous text, call-outs, photos, photo captions and caricatures. Copy is written in the first person from Gary Olen to the reader. The catalogs and Internet site are perceived by customers as having entertainment value and are advertised as The "Fun-to-Read" Catalog-Registered Trademark- and The "Fun-to-Browse" Website-Registered Trademark-. Excerpts from the catalogs have been featured in Jay Leno's "Headlines" segment on The Tonight Show. The copy has also been singled out for its excellence by various publications within the direct mail industry.

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

     Specialty catalogs contain wide selections of products from a single product category. The Company identifies the product categories for its specialty catalogs based on demand generated for certain categories in the Company's main catalogs. The Company first tested the specialty catalog concept in 1994 and found it to be successful. The Company has since developed the concept into numerous specialty editions. During 1998, the Company published 25 specialty catalogs targeting buyers of footwear and apparel, deer hunting equipment, ammunition and shooting supplies, military surplus, camping equipment and holiday gifts. The Company plans to continue to develop and test new specialty titles.

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

     PRODUCTS. The Company's products include footwear, clothing and accessories, camping and outdoor recreation equipment, hunting and shooting accessories, optics and ammunition as well as a diverse range of offerings in other product categories. The Company sells high value, low price, name brand products, as well as unique and unusual products which appeal to its targeted customer base and provide value to customers. The following graph shows the Company's sales by product category for 1998.


                       1998 SALES BY PRODUCT CATEGORY

                        Footwear                           23.6%
                        Clothing and Accessories           22.1%
                        Camping and Outdoor Recreation     10.4%
                        Hunting and Shooting Acccesories    9.4%
                        Optics                              6.7%
                        Ammunition                          5.5%
                        Domestics                           4.8%
                        Electronics                         4.4%
                        Novelty and Collectibles            3.5%
                        Hardware, Tools and Automotive      3.0%
                        Other                               6.6%

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

     The Company's merchandising strategy has been to shift its merchandise mix to a larger percentage of manufacturers' close-outs, military surplus and other higher margin product categories including apparel and footwear, and to reduce the number of lower price points items, while maintaining a broad selection of products. This strategy has added to the Company's customer base value-oriented customers who may not otherwise be identified as pure outdoorsmen. This strategy has also contributed to significant increases in the Company's overall gross profit margins.

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

     The Company purchases its merchandise from more than 1,000 suppliers and generally purchases all of its product needs for a particular item from one vendor. No single supplier accounted for more than 10% of the Company's purchases during 1998, and the Company believes there are numerous sources for products in its merchandise categories.

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

     INVENTORY MANAGEMENT. Once merchandise has been selected, the Company's rebuyers are responsible for ordering all merchandise, determining the quantity and arrival date, managing inventory levels, assessing customer demand, adjusting estimates, canceling orders for slow-moving merchandise and reordering merchandise. Utilizing the Company's information systems, buyers and rebuyers meet seven days following each catalog mailing to monitor product sales and take responsive action. Slow-moving merchandise is actively promoted through telemarketing, clearance sales, package stuffers or, when possible, is returned to the vendor.

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

     CUSTOMER DATABASE. The Company maintains a proprietary customer database in which it stores detailed information on each customer in the Company's customer list, including demographic data and purchasing history. The Company's customer database contains over 3.6 million house names, including over 1.1 million customers who have made purchases within the last 12 months and 160,000 e-mail addresses provided by customers through the Company's broadcast program. The customer database is updated regularly with information as new purchases are recorded.

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

     LIST DEVELOPMENT. The Company's new customer acquisition program is designed to cost-effectively identify and capture new customers that fit its customer profile. New customers are acquired principally through the use of targeted mailings to individuals identified through mailing lists rented or exchanged from other catalog companies, retail subscription lists, and lists of names compiled from businesses whose customers have interests similar to those of the Company's customers. The Company is generally entitled to make one mailing to each name obtained through a rented or exchanged mailing list. If the prospect responds, the name is added to the Company's database and may be freely used by the Company in the future. The Company is also pursuing new sources of prospective customers, such as those who request catalogs through advertising, through the Company's web site or from customer referrals. New customers accounted for approximately 15% of the Company's sales during 1998.

     Once new customers are acquired, the Company's objective is to maximize the long-term profit potential from these customers. With ongoing refinements in the Company's approach to merchandising and marketing, the Company has increased the frequency and quantity of mailings to the most profitable segments of its existing customer list. Demographic and regression analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary modeling, are preformed to assist in merchandising and customer targeting and to increase sales to existing customers. Existing customers accounted for approximately 85% of the Company's sales during 1998.

     MARKETING PROGRAMS AND PROMOTIONAL FORMATS. The Company strives to develop promotional formats that will stimulate customer purchases. Successful promotional formats include catalog cover designs, different catalog covers (or wraps), free gifts, and promotional tag lines such as "last chance" offers.

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

           - BUYER'S CLUB. The Company's buyer's club offers its members exclusive merchandise not offered to other customers as well as a merchandise discount of 10% on regularly priced items and 5% on sale items and special buys. Customers can purchase a one-year membership in the Company's buyer's club for a $29.99 fee, or a two or three year membership for a fee of $53.99 and $80.99.

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

     WEB SITE. The Company maintains a web site at www.sportsmansguide.com, which allows customers to order on-line from print media and contains unique merchandise offerings. The web site further allows customers to view current catalogs and request mailed catalog copies. E-mail addresses are collected through an optional program and e-mail broadcast messages, which include a variety of specialized product offerings, are delivered to 160,000 participating customers on a weekly basis.

     The Internet provides the Company a new source of customers at a lower cost. In addition to being a more profitable business formula for the Company, the Internet strategy reduces business risk by minimizing the effects of paper and postage increases as well as insuring a continuous flow of product offerings to customers by being less reliant on standard class postal delivery of catalogs.

OPERATIONS AND FULFILLMENT

     INBOUND CALLS. The Company maintains an in-house call center. Approximately 77% of customer orders are placed through the Company's toll-free telephone lines which are staffed 24 hours per day, seven days a week, while 22% of orders are received by mail or facsimile and 1% are received at the Company's web site. The Company's telephone system consists of an expandable AT&T GR3 digital switch which currently has twelve T-1 lines. Computer telephony integration software identifies the caller and, if known, accesses the customer's records simultaneously with answering the call. When fully staffed, the Company has the capacity of handling up to 2,750 calls per hour on average, and the Company believes that its current capacity is sufficient to handle demand in the foreseeable future.

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

     OUTBOUND TELEMARKETING. The Company maintains a small outbound telemarketing department as part of its telephone sales operations. Telemarketers contact existing customers who have previously purchased collectibles and supply items such as ammunition to offer them similar products. Outbound telephone sales accounted for approximately 1% of the Company's sales during 1998.

     ORDER ENTRY. The Company's telemarketing department is staffed with individuals who are familiar with the products offered in the catalogs and can offer assistance to customers on availability, color, size, and other information. Telemarketers use a catalog sales system with pre-written merchandise descriptions and sales offers and are provided monetary incentives to sell additional merchandise to customers who order by phone. During 1998, add-on sales averaging $11 per order were made to approximately 32% of all inbound phone orders.

     Processing of customer orders is coordinated and handled by the Company's on-line order entry system. Telephone orders are entered directly into the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks including credit authorization, order picking, packing and shipment. During 1998, the Company's on-line order processing system handled in excess of 2.2 million orders.

     CREDIT AND PAYMENT TERMS. Customers can pay for orders by check or major credit card. Orders are shipped after credit card charges are approved or checks are received. Charges are not billed to customer credit cards until the orders are ready for shipment.

     PICKING AND PACKING. Through its fulfillment and delivery methods, the Company strives to be a low cost operator in the direct mail industry. The Company uses an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. Packers are provided monetary incentives to ensure accuracy of orders, which has contributed to the Company's distribution accuracy rate in excess of 99% during 1998. During its peak season, the Company normally ships in excess of 20,000 packages in a single shift. The Company believes it has sufficient additional capacity available for the foreseeable future which can be utilized by adding more shifts and weekends.

     SHIPPING. The Company promises next business day shipping on orders received by 7 p.m. for in-stock merchandise. Virtually all of the Company's merchandise is stocked at, and shipped from, its facility in South St. Paul, Minnesota, although a small percentage of merchandise is drop-shipped directly to the customer by specific vendors. The Company primarily utilizes the U.S. Postal Service and, to a lesser extent, United Parcel Service ("UPS") for shipment of merchandise to customers. Ammunition, which accounted for approximately 5.5% of the Company's sales in 1998, is shipped exclusively via UPS. The Company utilizes a consolidating shipper for delivery of merchandise to the U.S. Postal Service. A shipping fee is charged on each customer order based on the total dollar amount ordered. The Company will expedite shipping for an additional fee. The Company's fulfillment system automatically determines the lowest cost method of shipping each order.

     INVENTORY CONTROL. The Company's merchandise mix results in the Company maintaining a broad selection of products as well as large quantities of individual products. Consequently, inventory management is an important component of its operations. The Company employs a cycle count (perpetual inventory) procedure which eliminates wall-to-wall physical counts and resulted in 99.7% inventory accuracy during 1998.

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

INFORMATION SYSTEMS AND TECHNOLOGY

     The Company has developed an integrated management information system which is fully redundant. In addition to on-line order entry and processing, the information system also provides support for merchandising, inventory management, marketing, and financial and management reporting. The on-line access to information allows management to monitor daily trends and the performance of merchandise and planning functions.

     The Company's main hardware platform is the IBM RISC 6000 series of computers. The Company uses a Unidata database operating system. The Company believes that its recent investment in the IBM RISC 6000 processors and its operating system will provide the Company with an adequate platform to support its growth plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" for a discussion of the Year 2000 computer issue.

COMPETITION

     The direct marketing industry includes a wide variety of specialty and general merchandise retailers in a highly competitive and fragmented business environment. The Company sells its products to customers in all 50 states and competes in the purchase and sale of merchandise with all retailers. The Company believes that no competitor offers as comprehensive a selection of products at discount prices. However, there are other mail order catalogs as well as discount retailers that offer products similar to those found in the Company's catalogs. Examples of other outdoor/hunting catalogs include Bass Pro Shops Inc. and Cabela's Inc. Although these catalogs may compete with the Company in certain product categories, none focuses directly on the value-oriented outdoorsman niche. Discount retailers, such as Wal-Mart Stores, Inc. or Kmart Corporation, offer selected products similar to those found in the Company's catalogs.

REGULATION

     The Company is subject to federal, state and local laws and regulations which affect its catalog mail order operations. Federal Trade Commission regulations, in general, govern the solicitation of orders, the information provided to prospective customers, and the timeliness of shipments and refunds. In addition, the Federal Trade Commission has established guidelines for advertising and labeling many of the products sold by the Company.

     The Company is also subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, charging and collecting state sales or use tax and product safety/restrictions. Some of these laws prohibit or limit the sale, in certain states and locations, of certain items offered in the Company's catalogs such as black powder firearms, ammunition, bows, knives and similar products. State and local government regulation of hunting can also affect the Company's business.

SERVICE MARKS

     The Company's service marks "The Sportsman's Guide," "The `Fun-to-Read' Catalog" and "The `Fun-to Browse' Website" have been registered with the United States Patent and Trademark Office. "The Sportsman's Guide" mark has also been registered in Canada. A service mark is a word or symbol used to identify, distinguish and indicate the source of services.

EMPLOYEES

     As of February 28, 1999, the Company employed 794 associates, including full-time and part-time staff. During 1998, the Company's seasonal employment ranged from a high of approximately 930 employees (plus an additional 85 temporary workers) in November to a low of approximately 665 employees in early June. None of the Company's employees are currently covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.

     The Company's executive offices, warehouse and distribution facilities are located at 411 Farwell Avenue, South St. Paul, Minnesota. The Company leases approximately 320,000 square feet at this facility under a triple net lease expiring March 2004. The lease includes a three-year renewal option at fair market value rental rates. The Company conducts all of its catalog operations at this facility, which also includes a retail outlet store from which it sells discontinued, overstocked, returned and regular catalog merchandise. The Company also leases approximately 14,000 square feet in Moundsview, Minnesota where it opened a second retail outlet store in 1997. The Company believes its facilities are sufficient for its current operating plan.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any pending proceedings other than litigation which is incidental to its business and which the Company believes is not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information about the Company's executive officers:

         NAME                            AGE                       POSITION
         ----                            ---                       ---------
         Gary Olen. . . . . . . . . .    56    Chairman of the Board, Chief Executive Officer and Director
         Gregory R. Binkley . . . . .    50    President, Chief Operating Officer and Director
         Charles B. Lingen. . . . . .    54    Senior Vice President of Finance, Chief Financial Officer, Secretary,
                                                    Treasurer and Director
         John M. Casler . . . . . . .    48    Senior Vice President of Merchandising
         Barry W. Benecke . . . . . .    54    Senior Vice President of Creative Services
         Bernard S. Bauhof. . . . . .    51    Senior Vice President of Information Systems and
                                                   Technology and Chief Information Officer

     GARY OLEN is a co-founder of the Company and served as its Executive Vice President and Secretary from its incorporation in 1977 until December 31, 1993. Mr. Olen was elected Chief Executive Officer in 1994, served as President from 1994 to 1998 and was elected Chairman of the Board in 1998. Mr. Olen has been a director of the Company since its incorporation. From 1970 to 1977, Mr. Olen was employed as the Merchandising/Marketing Director for Fidelity File Box, Inc., which sells corrugated storage products, office and industrial equipment and office industrial supplies through mail order catalogs. From 1967 to 1970, Mr. Olen was a Merchandise Manager with C&H Distributors, a business-to-business mail order catalog specializing in the sale of industrial and office equipment. From 1960 to 1967, Mr. Olen was employed in the catalog division of J.C. Penney Company. Mr. Olen was also the sole proprietor of the predecessor of the Company, The Olen Company, founded in 1970.

     GREGORY R. BINKLEY has been a director of the Company since 1995. Mr. Binkley has been employed by the Company since 1994 and was elected Vice President in 1994, Senior Vice President of Operations and Chief Operating Officer in 1995, Executive Vice President in 1996 and President in 1998. From 1993 to 1994, Mr. Binkley served as an independent operations consultant. From 1990 to 1993, Mr. Binkley was employed by Fingerhut Companies, Inc. ("Fingerhut"), a mail order catalog business, as Director of Distribution. From 1988 to 1990, Mr. Binkley was Director of Distribution with Cable Value Network, Inc., a cable television retailer. From 1975 to 1988, Mr. Binkley was employed by Donaldsons Department Stores, a division of Allied Stores Corporation, serving as Vice President of Finance and Operations from 1987 to 1988 and Vice President of Operations from 1981 to 1987.

     CHARLES B. LINGEN has been a director of the Company since 1995. Mr. Lingen has been employed by the Company since 1994 as its Chief Financial Officer, Vice President of Finance and Treasurer, in 1995 was elected Secretary and in 1996 was elected Senior Vice President of Finance. From 1973 to 1994, Mr. Lingen was employed by Fingerhut, serving as Vice President of Finance and Controller from 1989 to 1994.

     JOHN M. CASLER has been employed by the Company since 1996 and was elected Vice President of Merchandising in 1997 and Senior Vice President of Merchandising in 1999. Mr. Casler was employed by Gander Mountain, Inc. from 1989 to 1995, where he served as Division Merchandise Manager from 1990 to 1995. Prior to that time, Mr. Casler held merchandise management positions at Munson Sporting Goods Co., Inc. from 1985 to 1989 and at the Target Stores Division of Dayton Hudson Corp. from 1982 to 1985.

     BARRY W. BENECKE has been employed by the Company since 1996 as Senior Director - Creative Services and was elected Vice President of Creative Services in 1997 and Senior Vice President of Creative Services in 1998. Mr. Benecke was employed by CyDeCosse Inc., a direct marketing company, from 1990 to 1996 as Vice President of Creative Services, and Fingerhut from 1983 to 1990 as Creative Director. Prior to 1983, Mr. Benecke managed his own advertising/design firm for 13 years.

     BERNARD S. BAUHOF has been employed by the Company since 1996 as Senior Director - Information Systems and Technology and was elected Vice President of Information Systems and Technology and Chief Information Officer in 1997 and Senior Vice President of Information Sytems and Technology in 1999. Mr. Bauhof was employed by CyDeCosse Inc. from 1994 to 1996 as Director of Information Systems, by The MusicLand Group, Inc. from 1990 to 1994 as Director of Distributed Systems, by Zetaco Inc., a manufacturer of optical disc servers, from 1988 to 1990 as Director of Software Engineering and by CPT Corporation, a network printing company, from 1980 to 1988 as Software Engineering Director.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock has traded on the Nasdaq National Market under the symbol "SGDE" since February 5, 1998. Prior to that date the Company's Common Stock was traded in the local over-the-counter market, but such trading was limited and sporadic.

     The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq National Market (for periods since February 5, 1998) and the high and low closing bid quotations for the Common Stock in the local over-the-counter market as reported by Metro Data Company (for periods prior to February 5, 1998). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


                   1997                                                          HIGH             LOW
                                                                                 ----             ---
                      First Quarter. . . . . . . . . . . . . . . . . .             5             2 3/16
                      Second Quarter . . . . . . . . . . . . . . . . .             6             3 1/2
                      Third Quarter. . . . . . . . . . . . . . . . . .             6 7/8         5 1/2
                      Fourth Quarter . . . . . . . . . . . . . . . . .             7 3/8         5 1/4

                   1998

                      First Quarter. . . . . . . . . . . . . . . . . .             7 1/4         5 1/4
                      Second Quarter . . . . . . . . . . . . . . . . .            10 1/4         3 5/8
                      Third Quarter. . . . . . . . . . . . . . . . . .             4 3/4         3
                      Fourth Quarter . . . . . . . . . . . . . . . . .             8             2 7/8


HOLDERS

     As of March 19, 1999, there were approximately 321 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not previously declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business in the foreseeable future. The Company is prohibited from paying and declaring cash dividends under the terms of its revolving credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain historical financial and operating data for the Company for the periods indicated. The Statement of Operations Data and Balance Sheet Data as of and for each of the fiscal years ended December 30, 1994, December 29, 1995, December 27, 1996, December 28, 1997 and January 3, 1999 have been derived from the Company's Financial Statements audited by Grant Thornton LLP, independent certified public accountants. The Selected Operating Data as of and for the periods indicated were derived or computed from the Company's circulation or accounting records or the Statements of Operations Data identified above. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto.


                                                                         FISCAL YEAR ENDED
                                           --------------------------------------------------------------------------
                                             JANUARY 3,    DECEMBER 28,   DECEMBER 27,    DECEMBER 29,   DECEMBER 30,
                                              1999(1)          1997           1996            1995           1994
                                            -----------    ------------   ------------    ------------   ------------
                                                (In thousands, except per share amounts and Selected Operating Data)
STATEMENT OF OPERATIONS DATA:
Sales                                       $ 142,876         $ 128,113     $ 112,270        $ 101,832     $  96,398
Cost of sales                                  83,886            76,234        72,200           67,137        64,367
                                            ---------         ---------     ---------        ---------     ---------
     Gross profit                              58,990            51,879        40,070           34,695        32,031
Selling, general and administrative
expenses                                       55,915            46,830        36,014           35,924        28,299
                                            ---------         ---------     ---------        ---------     ---------
     Earnings (loss) from operations            3,075             5,049         4,056           (1,229)        3,732
Interest expense                                 (883)           (1,266)         (981)            (943)         (582)
Miscellaneous income (expense), net               (30)               (4)           11               73           (43)
                                            ---------         ---------     ---------        ---------     ---------
     Earnings (loss) before income taxes        2,162             3,779         3,086           (2,099)        3,107
Income taxes                                      746             1,304           759             (355)          385
                                            ---------         ---------     ---------        ---------     ---------
Net earnings (loss)                         $   1,416         $   2,475     $   2,327        $  (1,744)    $   2,722
                                            ---------         ---------     ---------        ---------     ---------
                                            ---------         ---------     ---------        ---------     ---------
Net earnings (loss) per share (2):
     Basic                                  $     .32         $    1.06     $    1.00        $    (.75)    $    1.17
                                            ---------         ---------     ---------        ---------     ---------
                                            ---------         ---------     ---------        ---------     ---------
     Diluted                                $     .31         $     .85     $     .96        $    (.75)    $    1.06
                                            ---------         ---------     ---------        ---------     ---------
                                            ---------         ---------     ---------        ---------     ---------
Weighted average shares outstanding(2):
     Basic                                      4,434             2,336         2,334            2,334         2,333
                                            ---------         ---------     ---------        ---------     ---------
                                            ---------         ---------     ---------        ---------     ---------
     Diluted                                    4,616             2,919         2,431            2,334         2,576
                                            ---------         ---------     ---------        ---------     ---------
                                            ---------         ---------     ---------        ---------     ---------
SELECTED OPERATING DATA:
Gross profit as a percentage of sales            41.3%             40.5%         35.7%            34.1%         33.2%
Total catalogs mailed (000s)                   75,041            60,593        42,908           54,436        39,312
Total active customers (000s)(3)                1,133             1,094         1,017            1,034         1,021
Income per advertising dollar (4)           $     .09         $     .18     $     .21        $    (.06)    $     .24

BALANCE SHEET DATA:
Working capital (deficit)(5)                $  12,491         $   2,658     $   3,612        $  (2,463)    $   3,951
Total assets                                   43,903            37,214        27,890           23,709        21,179
Note payable--bank                              5,775             1,690         1,497              965          --
Subordinated notes payable                       --               3,414         3,414            3,414         3,660
Long-term liabilities excluding trade
  creditors' obligation and subordinated
  notes payable                                   485               609           678              287           379
Trade creditors' obligation                      --                --            --               --             635
Shareholders' equity                           16,995             6,365         3,875            1,548         3,292


------------------------------------------
(1) Fiscal year ended January 3, 1999 consisted of 53 weeks.
(2) See Note A-10 in the Notes to Financial Statements.
(3) An "active customer" is defined as a customer who has purchased merchandise from the Company within 12 months preceding the end of the period indicated.
(4) "Income (loss) per advertising dollar" is defined as earnings (loss) from operations divided by advertising expense.
(5) Working capital at December 29, 1995 and December 28, 1997 reflects the effect of the subordinated notes payable being classified as current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Sportsman's Guide, Inc. (the "Company") is a catalog retailer and Internet "E-tailer" of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. The Company's broad selection of products are sold through distinctive main and specialty catalogs which are advertised as The "Fun-to-Read" Catalog-Registered Trademark-. In April of 1998, the Company established an E-commerce web site, www.sportsmansguide.com, where it sells selected product offerings and processes orders. The web site is advertised as The "Fun-to-Browse" Website-Registered Trademark-. The Company will begin posting its entire catalogs and full product offerings on the web site in March of 1999.

     The Company's business was started in 1970 by Gary Olen, The Company's Chairman and Chief Executive Officer. Over time, the Company's product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, the Company began its value pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers' close-outs and other lines of high value, high margin merchandise that appeal to a broad group of customers. In 1994, the Company began to strengthen its management team in an effort to capitalize on the opportunity represented by its value pricing strategy and the resulting sales growth. Due in large part to the success of the strategy and the management enhancements, the Company's sales increased from $38 million in 1992 to over $142 million in 1998. Of the total sales reported for 1998, $1.1 million were Internet related sales including those from the Company's web site or from orders that are processed online on the site.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information from the Company's statements of operations expressed as a percentage of sales.


                                                                        FISCAL YEAR ENDED
                                                        ----------------------------------------------
                                                        JANUARY 3,       DECEMBER 28,     DECEMBER 27,
                                                           1999              1997             1996
                                                           ----              ----             ----
Sales ......................................              100.0%            100.0%            100.0%
Cost of sales ..............................               58.7              59.5              64.3
                                                           ----              ----             ----
     Gross profit ..........................               41.3              40.5              35.7
Selling, general and administrative expenses               39.1              36.6              32.1
                                                           ----              ----             ----
     Earnings from operations ..............                2.2               3.9               3.6
Interest and miscellaneous expense, net ....                0.7               1.0               0.9
                                                           ----              ----             ----
     Earnings before income taxes ..........                1.5               2.9               2.7
Income taxes ...............................                0.5               1.0               0.7
                                                           ----              ----             ----
     Net earnings ..........................                1.0%              1.9%              2.0%
                                                           ----              ----             ----
                                                           ----              ----             ----

FISCAL YEAR ENDED JANUARY 3, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 28,
1997

     SALES. Sales for fiscal 1998 of $142.9 million were $14.8 million or 11.5% higher than sales of $128.1 million for fiscal 1997. The increase in sales was due to a 24% increase in catalog circulation, offset partially by lower customer response rates (resulting from the increased number of catalog editions mailed to existing customers) and lower customer demand on cold weather products. Sales during the traditionally busy fourth quarter were down from plan due to lower customer response levels. Management believes that unseasonably warm weather throughout the recent fourth quarter and first quarter of fiscal 1998 resulted in significantly less demand for cold weather products, lowering overall customer response rates for the respective quarters and entire year. The Company mailed 36 catalog editions, including 25 specialty editions, during fiscal 1998 compared to 29 catalog editions, including 18 specialty editions, during fiscal 1997.

     Gross returns and allowances for fiscal 1998 were $15.0 million or 9.5% of gross sales compared to $14.9 million or 10.4% of gross sales in fiscal 1997. Gross returns and allowances as a percent of sales decreased during the fiscal year due to actual returns rates on new specialty catalogs and product categories being less than originally estimated during fiscal 1997.

     GROSS PROFIT. Gross profit for fiscal 1998 was $59.0 million or 41.3% of sales compared to $51.9 million or 40.5% of sales in fiscal 1997. The increase in gross profit as a percent of sales was primarily due to higher retail product margins resulting from offering a larger percentage of higher margin manufacturers' close-outs and direct import merchandise within the clothing and footwear categories. In addition, higher retail product margins were affected by higher shipping and handling margins resulting from a planned price increase.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $55.9 million or 39.1% of sales during fiscal 1998 compared to $46.8 million or 36.6% of sales during fiscal 1997. The dollar increase was primarily due to the 24% increase in catalog circulation. Total circulation during fiscal 1998 was 75 million catalogs compared to 61 million catalogs during fiscal 1997. The increase in catalog circulation was due to the planned increase in the number of specialty catalog editions. Advertising expense for fiscal 1998 was $33.9 million or 23.7% of sales compared to $27.5 million or 21.4% of sales for fiscal 1997. The increase as a percent of sales was primarily due to lower customer response rates associated with the number of catalog editions mailed to existing customers and lower customer response on cold weather products primarily during the fourth quarter which management believes was caused by warmer than normal temperatures during the past two winter seasons.

     EARNINGS FROM OPERATIONS. Earnings from operations were $3.1 million or 2.2% of sales during fiscal 1998 compared to $5.0 million or 3.9% of sales in fiscal 1997.

     INTEREST EXPENSE. Interest expense for fiscal 1998 was $883,000 compared to $1.3 million for the same period last year. The decrease was primarily due to the availability of additional working capital provided by a public offering of common stock and retirement of subordinated notes payable, both completed in February 1998.

     INCOME TAXES. Income tax expense for fiscal 1998 was $746,000 compared to $1.3 million during fiscal 1997. The Company's effective tax rate was 34.5% for both fiscal years.

     NET EARNINGS. Net earnings for fiscal 1998 were $1.4 million or 1.0% of sales compared to $2.5 million or 1.9% of sales during fiscal 1997.

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

     The Company mailed 29 catalog editions, including 18 specialty editions, during 1997 compared to 22 catalog editions, including ten specialty editions, during 1996. Gross returns and allowances for fiscal 1997 were $14.9 million or 10.4% of gross sales compared to $10.2 million or 8.3% of gross sales in fiscal 1996. The increase was due to the merchandising strategy of offering more products in the apparel and footwear categories, which tend to have higher return rates than other product categories.

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

     INTEREST EXPENSE. Interest expense for fiscal 1997 was $1.3 million compared to $981,000 for the same period last year. The increase was primarily due to increased borrowings against the revolving line of credit as a result of higher inventory levels partially offset by a lower weighted average interest rate. The weighted average interest rate during 1997 was 9.2% compared to 10.6% during 1996 which reflected the lower borrowing costs to the Company in 1997 as a result of its improved financial performance.

     INCOME TAXES. Income tax expense for fiscal 1997 was $1.3 million compared to $759,000 during fiscal 1996. The Company's effective tax rate was lower than the statutory tax rate in 1996 due to the utilization of net operating loss carryforwards.

     NET EARNINGS. Net earnings for fiscal 1997 were $2.5 million or 1.9% of sales compared to $2.3 million or 2.0% of sales for fiscal 1996.

QUARTERLY FLUCTUATIONS AND SEASONALITY

     The Company's sales and results of operations have fluctuated and can be expected to continue to fluctuate on a quarterly basis as a result of a number of factors, including: the timing of new merchandise and catalog offerings; recognition of costs or sales contributed by new merchandise and catalog offerings; fluctuations in response rates; fluctuations in distribution, postage, paper and printing costs and in merchandise returns; adverse weather conditions that affect response, distribution or shipping; shifts in the timing of holidays; and changes in the Company's product mix. The Company recognizes the cost of catalog production and mailing over the estimated useful lives of the catalogs, ranging from four to six months from the catalog's in-home date. Consequently, quarter-to-quarter sales and expense comparisons will be impacted by the timing of the mailing of the Company's catalog editions.

     The majority of the Company's sales historically occur during the third and fourth fiscal quarters. The seasonal nature of the Company's business is due to the catalog's focus on outdoor sporting merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. The Company expects this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth fiscal quarters, the Company incurs significant additional expenses for hiring employees and building inventory levels. Management believes that sales during the first and fourth quarters of fiscal 1998 were negatively impacted by unseasonably warmer than normal temperatures during the past two winter seasons.

     The following table sets forth certain unaudited quarterly financial information for the Company. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all normal recurring adjustments necessary to present fairly, in all material respects, the information set forth therein.


                                     FIRST        SECOND        THIRD     FOURTH
                                    QUARTER      QUARTER       QUARTER    QUARTER
                                    -------      -------       -------    -------
                                                     (In thousands)
FISCAL 1998
  Sales .........................   $ 31,697     $ 28,273   $ 30,423    $ 52,483
  Gross profit ..................     13,292       12,437     12,464      20,797
  Earnings from operations ......      1,168          323        609         975
  Net earnings ..................        656           79        212         469

FISCAL 1997
  Sales .........................   $ 27,876     $ 23,245   $ 26,490    $ 50,502
  Gross profit ..................     10,516        9,181     10,680      21,502
  Earnings (loss) from operations      1,192          462       (169)      3,564
  Net earnings (loss) ...........        625           70       (356)      2,136


LIQUIDITY AND CAPITAL RESOURCES

     The Company typically meets its operating cash requirements through funds generated from operations and borrowings under its revolving line of credit.

     The Company had working capital of $12.5 million as of January 3, 1999, compared to working capital of $2.7 million as of December 28, 1997, with current ratios of 1.5 to 1.0 and 1.1 to 1.0, respectively. The increase in working capital of $9.8 million during fiscal 1998 was primarily due to the proceeds from the public offering and from borrowings under the revolving credit facility. The Company's working capital requirements increased during fiscal 1998 compared to last year as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufactures' close-outs and direct imports. The Company purchases large quantities of manufacturers' close-outs and direct imports, particularly in the footwear and apparel merchandise categories. The seasonal nature of the merchandise or the time of its acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing the Company's working capital requirements and related carrying costs.

     The Company offers its customers an installment credit plan with no finance fees, known as the "G.O. Painless 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to the customers' credit cards. The Company had installment receivables of $3.2 million at January 3, 1999 compared to $3.6 million at December 28, 1997. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

     The Company maintains a credit facility through a syndicate led by Norwest Bank Minnesota, N.A. providing a revolving line of credit of up to $20.0 million, subject to an adequate borrowing base, expiring July 31, 1999. The agreement provides for automatic annual renewals through 2003. Either party may terminate the agreement by providing notice 60 days before expiration. The borrowing base related to inventory is limited to $17.0 million. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $7.5 million at any one time. Borrowings under the revolving credit agreement, as amended, bear interest at the bank's base (prime) rate less 0.3% or, at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus 2.0 percentage points. The availability of funding under the facility is subject to an annual pay-down provision whereby the sum of the principal balance and letters of credit must be paid down to $6.0 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

     All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of January 3, 1999, the Company was in compliance with all applicable covenants under the revolving line of credit agreement, as amended. As of January 3, 1999, the Company had borrowed $5.8 million against the revolving credit line compared to $1.7 million at December 28, 1997.

     Cash flows used in operating activities during fiscal 1998 were $5.2 million compared to cash flows provided by operating activities of $1.2 million in fiscal 1997. The increase in cash used in operations was primarily the result of decreased net earnings, and increased inventory levels which were not funded by a corresponding increase in accounts payable. Cash flows provided by operating activities during fiscal 1997 were $1.2 million compared to $662,000 during fiscal 1996. The net increase in cash provided by operations was primarily the result of increased net earnings and increased depreciation expense. In addition, inventory and accounts payable increased $6.1 million and $6.6 million during fiscal 1997 as a result of higher inventory levels and lower inventory turnover that is the result of the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs.

     Cash flows used in investing activities during fiscal 1998 were $2.2 million compared to $1.4 million in fiscal 1997. During fiscal 1998, the Company purchased its main computer servers that were previously leased and enhanced its primary office and warehouse facility through leasehold improvements after extending the lease term an additional five years. The Company also expended funds for machinery and equipment, additional computer equipment and software to support the growing sales volume.

     Cash flows provided by financing activities during fiscal 1998 were $9.7 million compared to $161,000 during fiscal 1997. During fiscal 1998, the Company received $8.5 million in net proceeds from a public offering completed in February. A portion of the proceeds were used to pay $3.4 million of subordinated notes payable and to repurchase all of the Company's outstanding Series A Preferred Stock for $1.0 million. The Company also generated $4.1 million due to draws on the revolving credit facility. The remaining increase in cash provided by financing activities was from the exercise of stock warrants and options totaling $1.6 million.

     The Company believes that cash flow from operations and borrowing capacity under its revolving credit facility will be sufficient to fund operations and future growth for the next 12 months.

YEAR 2000

     The statements in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Year 2000 issue is the result of computer programs accessing date information stored in a two-digit year format (99) as opposed to a four-digit year format (1999). Computer systems with this date representation and access method will be unable to accurately interpret dates beyond the year 1999. This inability could cause problems ranging from reporting errors to full system failures. The Company utilizes a relational database that stores dates in an internal format, which is a sequential number, either negative or positive, in relation to January 1, 1968. For example, November 5, 1998 is day 11267. Each time a date is utilized it is converted from the internal format to an external date format, thereby avoiding the use of a two-digit date representation. Therefore, management expects the impact of the Year 2000 on the Company's internal computer systems to be minimal.

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

     Costs associated with this Year 2000 compliance project are funded through cash flows from operations. Costs related to this project are estimated to be approximately $400,000 to $500,000.

     Time and cost estimates are based on currently available information and are management's best estimates. However, there is no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. Developments which could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and equipment; and planning and modification success of third party suppliers of products and services. The Company will continue to assess and evaluate cost estimates and target dates for completion of each phase of the Year 2000 project on a periodic basis.

     The Company is in the process of contacting its critical suppliers of products and services to assess whether these suppliers' operations and the products and services they provide are Year 2000 compliant. The Company will also monitor the progress of those suppliers who are in the planning or execution phase of their Year 2000 projects to ensure eventual compliance.

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

FORWARD-LOOKING STATEMENTS

     This report may contain forward-looking statements within the meaning of the federal securities laws. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for the Company's products and the market acceptance of the Company's catalogs and Internet offerings as well as the factors set forth under "Risk Factors" in the Company's prospectus dated February 5, 1998 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements and schedules relating to the Company are included herein:

                                                                                            PAGE
                                                                                            ----
Financial Statements:
      Report of Independent Certified Public Accountants                                      19

      Balance Sheets as of January 3, 1999 and December 28, 1997                              20

      Statements of Operations for the fiscal years ended January 3, 1999, December
               28, 1997 and December 27, 1996                                                 21

      Statements of Changes in Shareholders' Equity for the fiscal years ended
               January 3, 1999, December 28, 1997 and December 27, 1996                       22

      Statements of Cash Flows for the fiscal years ended January 3, 1999, December
               28, 1997 and December 27, 1996                                                 23

      Notes to Financial Statements                                                           24

Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts for the fiscal years ended
               January 3, 1999, December 28, 1997 and December 27, 1996                       33


                                                                    Letterhead


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
The Sportsman's Guide, Inc.

     We have audited the accompanying balance sheets of The Sportsman's Guide, Inc. as of January 3, 1999 and December 28, 1997 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman's Guide, Inc. as of January 3, 1999 and December 28, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 1999 in conformity with generally accepted accounting principles.

     We have also audited Schedule II for each of the three fiscal years in the period ended January 3, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
February 11, 1999

                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


                              ASSETS                                                   JANUARY 3,        DECEMBER 28,
                                                                                          1999               1997
                                                                                       ---------         -----------
CURRENT ASSETS
  Cash and cash equivalents                                                              $ 2,303           $  --
  Accounts receivable--net                                                                 3,931             4,180
  Inventory                                                                               27,855            23,841
  Promotional material                                                                     3,968             3,714
  Prepaid expenses                                                                           857             1,163
                                                                                       ---------         -----------
          Total current assets                                                            38,914            32,898
PROPERTY AND EQUIPMENT--NET                                                                4,798             4,316
OTHER ASSETS                                                                                 191              --
                                                                                       ---------         -----------
          Total assets                                                                   $43,903           $37,214
                                                                                       ---------         -----------
                                                                                       ---------         -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Bank overdraft                                                                         $  --            $ 2,383
  Notes payable--bank                                                                      5,775            1,690
  Current maturities of long-term debt
     Related parties                                                                        --              1,795
     Other                                                                                    30            1,657
  Accounts payable
     Trade                                                                                15,726           16,866
     Related parties                                                                         294              470
  Accrued expenses                                                                         1,556            2,239
  Customer deposits and other liabilities                                                  3,042            3,140
                                                                                       ---------         -----------
         Total current liabilities                                                        26,423           30,240

LONG-TERM LIABILITIES
  Long-term debt                                                                              78              115
  Deferred income taxes                                                                      407              494
                                                                                       ---------         -----------
          Total liabilities                                                               26,908           30,849

COMMITMENTS AND CONTINGENCIES                                                               --               --

SHAREHOLDERS' EQUITY

  Series A Preferred Stock--$.01 par value; 200,000 shares authorized; no shares issued and outstanding at January 3, 1999 and 20,000 shares issued and
   outstanding at December 28, 1997                                                         --               --

Common Stock--$.01 par value; 36,800,000 shares authorized; 4,746,560 and
   2,339,225 shares issued and outstanding at January 3, 1999
   and  December 28, 1997                                                                     47               23
Additional paid-in capital                                                                11,555            2,365
Accumulated earnings                                                                       5,393            3,977
                                                                                       ---------         -----------
          Total shareholders' equity                                                      16,995            6,365
                                                                                       ---------         -----------
          Total liabilities and shareholders' equity                                     $43,903          $37,214
                                                                                       ---------         -----------
                                                                                       ---------         -----------





   The accompanying notes are an integral part of these financial statements.

                           THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     FISCAL YEARS ENDED
                                                        ----------------------------------------------
                                                         JANUARY 3,      DECEMBER 28,     DECEMBER 27,
                                                           1999             1997             1996
                                                        ----------       -----------      -----------
Sales                                                   $ 142,876        $ 128,113        $ 112,270
Cost of sales                                              83,886           76,234           72,200
                                                        ----------       -----------      -----------

       Gross profit                                        58,990           51,879           40,070

Selling, general and administrative expenses               55,915           46,830           36,014
                                                        ----------       -----------      -----------

       Earnings from operations                             3,075            5,049            4,056

Interest expense                                             (883)          (1,266)            (981)
Miscellaneous income (expense),  net                          (30)              (4)              11
                                                        ----------       -----------      -----------

       Earnings before income taxes                         2,162            3,779            3,086

Income taxes                                                  746            1,304              759
                                                        ----------       -----------      -----------
       Net earnings                                     $   1,416        $   2,475        $   2,327
                                                        ----------       -----------      -----------
                                                        ----------       -----------      -----------

Net earnings per share:

       Basic                                            $     .32        $    1.06         $    1.00
                                                        ----------       -----------      -----------
                                                        ----------       -----------      -----------
       Diluted                                          $     .31        $     .85         $     .96
                                                        ----------       -----------      -----------
                                                        ----------       -----------      -----------

Weighted average common and common
  equivalent shares outstanding:
       Basic                                                4,434            2,336             2,334
                                                        ----------       -----------      -----------
                                                        ----------       -----------      -----------
       Diluted                                              4,616            2,919             2,431
                                                        ----------       -----------      -----------
                                                        ----------       -----------      -----------


   The accompanying notes are an integral part of these financial statements.

                           THE SPORTSMAN'S GUIDE, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                            PREFERRED STOCK            COMMON STOCK        ADDITIONAL     ACCUMULATED
                                           -----------------           -------------        PAID-IN        EARNINGS
                                           SHARES      AMOUNT      SHARES       AMOUNT      CAPITAL       (DEFICIT)
                                           ------      ------      -------      ------      --------      ----------
Balances at December 29, 1995                 20       $   --        2,334      $   23       $ 2,350      $   (825)

   Net earnings                               --           --           --          --            --         2,327
                                           ------      ------      -------      ------      --------      --------

Balances at December 27, 1996                 20           --        2,334          23         2,350         1,502

   Exercise of stock options                  --           --            5          --            15            --

   Net earnings                               --           --           --          --            --         2,475
                                           ------      ------      -------      ------      --------      --------

Balances at December 28, 1997                 20           --        2,339          23         2,365         3,977

   Net proceeds from sale of
    common stock                              --           --        1,600          16         8,450            --

   Repurchase of preferred stock             (20)          --           --          --        (1,000)           --

   Exercise of stock options and
    warrants                                  --           --          808           8         1,584            --

   Other                                      --           --           --          --           156            --

   Net earnings                               --           --           --          --            --         1,416
                                           ------      ------      -------      ------      --------      --------

  Balances at January 3, 1999                 --         $ --        4,747      $   47       $11,555      $  5,393
                                           ------      ------      -------      ------      --------      --------
                                           ------      ------      -------      ------      --------      --------





   The accompanying notes are an integral part of these financial statements.

                           THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                                      FISCAL YEARS ENDED
                                                                       ---------------------------------------------------
                                                                       JANUARY 3,         DECEMBER 28,        DECEMBER 27,
                                                                          1999               1997                1996
                                                                       ---------          -----------         ------------
Cash flows from operating activities:
  Net earnings                                                           $ 1,416            $ 2,475            $ 2,327
     Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:

         Depreciation and amortization                                     1,496              1,416              1,092
         Deferred income taxes                                               (87)                 8                486
         Other                                                               164                (50)               (44)
         Changes in assets and liabilities
            Accounts receivable                                              249             (1,142)              (807)
            Inventory                                                     (4,014)            (6,076)            (3,557)
            Promotional material                                            (254)            (1,520)               (80)
            Prepaid expenses                                                 306               (625)               320
            Bank overdraft                                                (2,383)            (1,156)             1,920
            Accounts payable                                              (1,316)             6,626             (2,844)
            Accrued expenses                                                (683)               430              1,015
            Customer deposits and other liabilities                          (66)               830                834
                                                                       ---------          -----------         ------------
                Cash flows provided by (used in) operating activities     (5,172)             1,216                662

Cash flows from investing activities:

  Purchases of property and equipment                                     (2,030)            (1,377)            (1,149)
  Other                                                                     (191)              --                 --
                                                                       ---------          -----------         ------------
                 Cash flows used in investing activities                  (2,221)            (1,377)            (1,149)

Cash flows from financing activities:

  Net proceeds from revolving credit line                                  4,085                193                532
  Payments on long-term debt                                              (3,447)               (47)               (45)
  Proceeds from exercise of stock options and warrants                     1,592                 15               --
  Repurchase of preferred stock                                           (1,000)              --                 --
  Net proceeds from sale of common stock                                   8,466               --                 --
                                                                       ---------          -----------         ------------
                 Cash flows provided by financing activities               9,696                161                487
                                                                       ---------          -----------         ------------

Increase in cash and cash equivalents                                      2,303               --                 --
Cash and cash equivalents at beginning of year                              --                 --                 --
                                                                       ---------          -----------         ------------
Cash and cash equivalents at end of year                                 $ 2,303            $  --              $  --
                                                                       ---------          -----------         ------------
                                                                       ---------          -----------         ------------

Supplemental disclosure of cash flow information
   Cash paid during the years for:
      Interest                                                           $   886            $ 1,244            $ 1,019
      Income taxes                                                         1,379                956                  5





     The accompanying notes are an integral part of these financial statements.

                           THE SPORTSMAN'S GUIDE, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  DESCRIPTION OF BUSINESS

     The Sportsman's Guide, Inc. (the "Company") is a mail order catalog and Internet retailer, offering a variety of products including footwear, clothing and accessories, hunting and shooting accessories, camping and outdoor recreation equipment, optics and gifts as well as a diverse range of additional offerings in other product categories. The Company conducts its primary operations out of one warehouse and office facility and two retail outlet locations in Minnesota and distributes its catalogs throughout the United States and hosts a web site with product offerings at www.sportsmansguide.com. The Company operates in one business segment.

2.  REVENUE RECOGNITION

     Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience. The provision charged against sales was $11.0 million, $11.0 million and $7.4 million during fiscal years 1998, 1997 and 1996. Reserves for returns, net of exchanges, of $1.2 million and $1.3 million were recorded in accrued expenses at January 3, 1999 and December 28, 1997.

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

4.  BANK OVERDRAFT

     As a result of maintaining a consolidated cash management system, the Company sometimes maintains overdraft positions at its primary bank. When outstanding checks exceed the bank cash balances, the bank overdraft is included in current liabilities.

5.  ACCOUNTS RECEIVABLE

     Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing an installment payment plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $90,000 and $190,000 at January 3, 1999 and December 28, 1997.

6.  INVENTORY

   Inventory consists of purchased finished merchandise available for sale and is recorded at the lower of cost or market with the first-in, first-out method used to determine cost.

                           THE SPORTSMAN'S GUIDE, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

7.  PROMOTIONAL MATERIAL AND ADVERTISING COSTS

     The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs. Catalog production and mailing costs are amortized over periods ranging from four to six months from the in-home date of the catalog. The ongoing cost of developing and maintaining the customer list is charged to operations as incurred. All other advertising costs are expensed as incurred.

8.  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation and amortization. The Company capitalizes external and incremental internal costs of developing computer software for internal use that represent major enhancement and/or replacements of operating and management systems. Depreciation and amortization is computed using the straight-line method.

9.  STOCK OPTIONS

   Stock options issued to employees are accounted for under the intrinsic value method.

10. NET EARNINGS PER SHARE

     Basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

     For fiscal years 1998, 1997 and 1996, 181,362, 583,057 and 97,480 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options and warrants to purchase 301,382, 18,650, and 44,878 shares of common stock with a weighted average exercise price of $7.14, $8.70, and $6.50 were outstanding during fiscal year ends 1998, 1997 and 1996, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

11. FINANCIAL INSTRUMENTS

   The fair value of the Company's financial instruments approximates the carrying value at January 3, 1999.

12. FISCAL YEAR

     The Company's fiscal year ends on the Sunday nearest December 31 for 1998 and 1997 and on the Friday nearest December 31 for 1996. Fiscal year 1998 consisted of 53 weeks and fiscal years 1997 and 1996 consisted of 52 weeks.

13. USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

   The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                           THE SPORTSMAN'S GUIDE, INC.

NOTE B--RELATED PARTY TRANSACTIONS

   The Company purchased $3.9 million, $2.0 million and $3.0 million of inventory during fiscal years 1998, 1997 and 1996 from companies partially owned by two directors of the Company.

   The Company incurred interest expense on related party subordinated notes payable of $23,000, $183,000 and $172,000 during fiscal years 1998, 1997 and
1996.

   The Company loaned $238,000 to an officer of the Company to be repaid over five years with interest at 5.69% per annum.

NOTE C--PROPERTY AND EQUIPMENT

   Property and equipment consists of the following (in thousands):


                                                             JANUARY 3,    DECEMBER 28,    ESTIMATED
                                                                1999          1997         USEFUL LIVES
                                                               ------        ------        ------------
Machinery, equipment and furniture..........                   $3,543        $2,830        5-12 years
Equipment under capital leases..............                      133           133         5 years
Leasehold improvements......................                    1,386         1,085        Lease life
Computer equipment and accessories..........                    1,625         1,204         5 years
Computer software...........................                    3,312         2,940        4-5 years
                                                              -------        ------
                                                                9,999         8,192
Less accumulated depreciation and
  amortization..............................                    5,201         3,876
                                                              -------        ------
                                                               $4,798        $4,316
                                                              -------        ------
                                                              -------        ------

NOTE D--COMMITMENTS AND CONTINGENCIES

LEASE AND SERVICE COMMITMENTS

     The Company has several long-term contracts and operating leases related to building facilities, telecommunications and computer equipment, long-distance telephone services and a retail location with varying terms as long as 62 months. The Company occupies approximately 320,000 square feet under a lease that expires in March 2004.

   At January 3, 1999, future minimum commitments under the above agreements are as follows for fiscal years (in thousands):


          1999..........................................................               $    3,258
          2000..........................................................                    2,818
          2001..........................................................                    1,607
          2002..........................................................                    1,444
          2003..........................................................                    1,288
          2004..........................................................                      322
                                                                                         --------
                                                                                        $  10,737
                                                                                         --------
                                                                                         --------

   Rent expense was $2.4 million, $2.1 million and $1.8 million for fiscal years 1998, 1997 and 1996.

                           THE SPORTSMAN'S GUIDE, INC.

NOTE D--COMMITMENTS AND CONTIGENCIES (CONTINUED)

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with four of its officers. The agreements contain various terms and conditions including a provision for the officers to receive up to three years of base salary upon the occurrence of certain events as defined in the agreement. The agreements provide for automatic annual renewals unless two months' prior written notice is provided by the Company or the officer.

RISKS AND UNCERTAINTIES

     The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

OTHER

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

   The Company is not a party to any pending legal proceedings other than litigation which is incidental to its business and which the Company believes will not have a material effect on its financial statements.

NOTE E--REVOLVING CREDIT FACILITY

   The Company maintains a credit facility through a syndicate led by Norwest Bank Minnesota, N.A. providing a revolving line of credit of up to $20.0 million, subject to an adequate borrowing base, expiring July 31, 1999. The agreement provides for automatic annual renewals through 2003. Either party may terminate the agreement by providing notice 60 days before expiration. The borrowing base related to inventory is limited to $17.0 million. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $7.5 million at any one time. Document letters of credit totaling $1,094,000 were outstanding as of January 3, 1999. Borrowings under the revolving credit agreement, as amended, bear interest at the bank's base (prime) rate less 0.3% or, at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus 2.0 percentage points. The availability of funding under the facility is subject to an annual pay-down provision whereby the sum of the principal balance and letters of credit must be paid down to $6.0 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

     All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of January 3, 1999, the Company was in compliance with all applicable covenants under the revolving line of credit agreement, as amended.

                           THE SPORTSMAN'S GUIDE, INC.

NOTE E--REVOLVING CREDIT FACILITY (CONTINUED)

   The following is a summary of the credit facility (in thousands):


                                                                FISCAL YEARS ENDED
                                                --------------------------------------------
                                                JANUARY 3,     DECEMBER 28,      DECEMBER 27,
                                                   1999           1997             1996
                                                ----------     ------------      ------------
Balance at end of year ......................    $ 5,775          $ 1,690          $ 1,497
Interest rate at end of year ................       7.25%            8.50%            9.75%
Maximum month-end borrowing during
   the year .................................    $14,769          $13,599          $ 9,765
Average daily borrowing during the year .....    $ 9,917          $ 9,517          $ 6,029
Weighted average interest rate during the
   year .....................................       8.31%            9.22%           10.60%


NOTE F--LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):


                                                                   JANUARY 3,           DECEMBER 28,
                                                                      1999                  1997
                                                                   ----------           ------------
Subordinated notes payable to shareholders, interest at
     1.75% over prime but not less than 9%, paid in 1998 ...           $   --               $3,414
Other ......................................................              108                  153
                                                                   ----------           ------------
                                                                          108                3,567
Less current maturities ....................................               30                3,452
                                                                   ----------           ------------
                                                                       $   78               $  115
                                                                   ----------           ------------
                                                                   ----------           ------------

   At January 3, 1999 future maturities of long-term debt are $30,000 for each of the fiscal years 1999 through 2001 and $18,000 in fiscal 2002.

NOTE G--INCOME TAXES

   The provision for income taxes consists of the following for fiscal years 1998, 1997 and 1996 (in thousands):


                                       FISCAL YEARS ENDED
                       --------------------------------------------
                         JANUARY 3,     DECEMBER 28,    DECEMBER 27,
                            1999           1997            1996
                       -----------      ------------    -----------
Current
  Federal ..........    $  647           $1,277               $  263
  State ............        12               19                   10
                        ------           ------               ------
                           659            1,296                  273
Deferred
  Federal ..........        87                8                  486
                        ------           ------               ------
                        $  746           $1,304               $  759
                        ------           ------               ------
                        ------           ------               ------

                           THE SPORTSMAN'S GUIDE, INC.

NOTE G--INCOME TAXES (CONTINUED)

     Differences between income tax expense and amounts derived by applying the statutory federal income tax rate to earnings before income taxes are as follows for fiscal years 1998, 1997 and 1996:


                                                              FISCAL YEARS ENDED
                                                 --------------------------------------------
                                                  JANUARY 3,     DECEMBER 28,    DECEMBER 27,
                                                     1999            1997           1996
                                                  ---------      ------------    ------------
U.S. federal statutory rate ..............           34.0%           34.0%           34.0%
Change in valuation allowance ............             --              --           (13.7)
Adjustment of prior years' accruals ......             --              --             3.8
Other ....................................            0.5             0.5             0.5
                                                 ---------      ------------    ------------
                                                     34.5%           34.5%           24.6%
                                                 ---------      ------------    ------------
                                                 ---------      ------------    ------------


   The components of deferred taxes at January 3, 1999 and December 28, 1997, calculated at 34%, are as follows (in thousands):



                                                                  JANUARY 3,     DECEMBER 28,
                                                                    1999            1997
                                                                  ----------     -----------
Current deferred tax assets (liabilities)......................
   Inventory...................................................    $   659            $ 529
   Vacation accrual............................................        137              127
   Returns reserve.............................................        397              437
   Promotional material........................................       (947)            (883)
   Prepaid expenses............................................       (154)            (205)
   Other.......................................................         85              129
                                                                  ----------     -----------
      Net current deferred tax asset...........................        177              134

Long-term deferred tax liabilities.............................
   Internally developed software...............................       (630)            (527)
   Depreciation................................................         46             (101)
                                                                  ----------     -----------
      Net long-term deferred tax liability.....................       (584)            (628)
                                                                  ----------     -----------
      Net deferred tax liability...............................    $  (407)        $   (494)
                                                                  ----------     -----------
                                                                  ----------     -----------


NOTE H--SHAREHOLDERS' EQUITY

   The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares.

PUBLIC OFFERING OF COMMON STOCK

   On February 10, 1998 the Company received net proceeds of $8.5 million from the sale of 1.6 million shares of its common stock through a public offering.

STOCK OPTIONS

     The Company has a stock option plan (the "1991 Plan") which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 35,000 shares of common stock are reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. At January 3, 1999, no options were outstanding.

                           THE SPORTSMAN'S GUIDE, INC.

NOTES H--SHAREHOLDERS' EQUITY (CONTINUED)

     The Company previously issued options to purchase 55,000 shares of the Company's common stock at $2.50 per share to an officer of the Company. All of the options became exercisable upon the Company's public offering of common stock and were exercised during 1998.

     The Company also previously issued options to purchase 5,000 shares of the Company's common stock at $2.50 per share to a director and former officer of the Company. All of the options were exercised during 1997.

   The Company has a non-qualified stock option plan (the "1994 Plan") which provided for the issuance of up to 100,000 options to purchase shares of the Company's common stock to certain employees, contingent upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a three year period from the date of grant. At January 3, 1999, a total of 35,189 options were outstanding, all of which were exercisable.

     The Company has an incentive stock option plan ( the "1996 Plan") which provides selected key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. At January 3, 1999, a total of 467,030 options were outstanding, of which 214,993 options were exercisable.

   The following applies to options that are outstanding at January 3, 1999:


                                                                           WEIGHTED AVERAGE
                                                     NUMBER                  REMAINING           WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                          OUTSTANDING              CONTRACTUAL LIFE       EXERCISE PRICE
------------------------                         --------------            ----------------      ----------------
$2.50 - $3.70............................             102,280                   7 years                   $2.57
$4.00 - $5.50............................             117,664                   8 years                   $4.16
$5.875 - $6.50...........................             266,750                   9 years                   $6.29
$8.70....................................              15,525                   6 years                   $8.70
                                                      --------
                                                      502,219
                                                      --------
                                                      --------


                                                  NUMBER                  WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES                        EXERCISABLE                EXERCISE PRICE
------------------------                        -----------               ----------------
$2.50 - $3.70............................        102,280                      $2.57
$4.00 - $5.50............................         65,689                      $4.30
$5.875 - $6.50...........................         66,688                      $6.29
$8.70....................................         15,525                      $8.70
                                                 -------
                                                 250,182
                                                 -------
                                                 -------

     Exercise prices for all options granted were equal to or higher than the fair value of the Company's common stock on the respective grant dates and, therefore, no compensation expense has been recorded by the Company. A summary of the stock option transactions during fiscal years 1998, 1997 and 1996 is as follows:

                           THE SPORTSMAN'S GUIDE, INC.

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED)


                                            1998                             1997                   1996
                                            ----                             ----                   ----
                                                WEIGHTED                    WEIGHTED                      WEIGHTED
                                                 AVERAGE                     AVERAGE                       AVERAGE
                                                EXERCISE                    EXERCISE                      EXERCISE
                                   SHARES         PRICE        SHARES         PRICE        SHARES           PRICE
                                  -------       --------       -------      --------       ------         --------
Outstanding at beginning
  of year.................        348,439         $3.53        233,878        $3.27        121,753          $4.03
      Granted.............        319,500         $6.31        130,000         4.00        125,000           2.50
      Exercised...........        (91,308)        $2.64         (5,625)        2.53           ---            ---
      Canceled............        (70,287)        $5.76         (5,876)        3.43         (6,125)          4.26
      Expired.............         (4,125)        $8.02         (3,938)        4.87         (6,750)          2.00
                                  --------                     ---------                   ---------
Outstanding at the end of
   year...................        502,219         $5.11        348,439        $3.53        233,878          $3.27
                                  --------                     ---------                   ---------
                                  --------                     ---------                   ---------
Options exercisable at
   end of year............        250,182         $4.40        196,314        $3.59        177,878          $3.51
                                  --------                     ---------                   ---------
                                  --------                     ---------                   ---------
Weighted average fair
   value of options
   granted during the
   year...................                        $3.26                       $1.75                         $1.30


     The Company's pro forma net earnings and net earnings per share for fiscal years 1998, 1997 and 1996 had the fair value based method of accounting for the issuance of stock options been used are set forth below. These effects may not be representative of the future effects of applying this method.


                                                                              FISCAL YEARS ENDED
                                                       -------------------------------------------------------------------
                                                                             JANUARY 3.     DECEMBER 28,      DECEMBER 27,
                                                                                1999            1997              1996
                                                                                ----            ----              ----
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings ...............................           As reported           $   1,416           $   2,475     $   2,327
                                                       Pro forma                 1,098               2,412         2,164
Net earnings per share:
Basic ......................................           As reported           $     .32          $     1.06      $   1.00
                                                       Pro forma                   .25                1.03           .93
Diluted ....................................           As reported           $     .31          $      .85      $    .96
                                                       Pro forma                   .24                 .83           .89


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 25 percent; risk-free interest rate of six percent; and expected life of 10 years.

WARRANTS

   During the first quarter of 1998, the Company received net proceeds of approximately $1.4 million from the exercise of warrants to purchase 716,027 shares of common stock.

     In connection with the public offering of common stock in 1998, warrants to purchase 100,000 shares of common stock at $8.45 per share were issued. The warrants are exercisable immediately and expire February 2003.

                           THE SPORTSMAN'S GUIDE, INC.

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK

   On February 10, 1998, the Company repurchased all of its outstanding Series A Preferred Stock for $1.0 million.

NOTE I--ADVERTISING EXPENSE

   Selling, general and administrative expenses include advertising expenses of $33.9 million, $27.5 million, and $19.5 million for fiscal years 1998, 1997 and 1996.

                           THE SPORTSMAN'S GUIDE, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                             (IN THOUSANDS OF DOLLARS)


             COLUMN A                  COLUMN B                   COLUMN C                      COLUMN D              COLUMN E
------------------------------    -----------------   ------------------------------------  ------------------    ----------------
                                                                  ADDITIONS
                                                      ------------------------------------
                                                           (1)                  (2)
                                      BALANCE AT       CHARGED TO:          CHARGED TO:
                                      BEGINNING         COSTS AND         OTHER ACCOUNTS--       DEDUCTIONS--         BALANCE AT
            DESCRIPTION               OF PERIOD          EXPENSES            DESCRIBE             DESCRIBE          END OF PERIOD
-------------------------------   ------------------   -----------      -------------------- ------------------    -----------------
RETURNS RESERVE
   January 3, 1999                       $1,285          $10,985                 ---            $11,102*               $1,168
   December 28, 1997                        640           10,953                 ---             10,308*                1,285
   December 27, 1996                        177            7,371                 ---              6,908*                  640



   *  Represents actual returns from customers.

NOTE 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this Item 10 is set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders on May 10, 1999 and is incorporated herein by reference, except for certain information concerning the executive officers of the Company which is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this Item 11 is set forth under "Executive Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders on May 10, 1999 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders on May 10, 1999 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this Item 13 is set forth under "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its Annual Meeting of Shareholders on May 10, 1999 and is incorporated herein by reference.

                                 PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)    1.  FINANCIAL STATEMENTS.

              The following financial statements of the Company are included herein at Item 8.

                    Report of Independent Certified Public Accountants

                    Balance Sheets as of January 3, 1999 and December 28, 1997

                    Statements of Operations for the fiscal years ended January 3, 1999, December 28, 1997 and December 27, 1996

                    Statements of Changes in Shareholders' Equity for the fiscal years ended January 3, 1999, December 28, 1997 and December 27, 1996

                    Notes to Financial Statements

              2.  FINANCIAL STATEMENT SCHEDULES.

              The following financial statement schedule of the Company is included herein at Item 8.

                    Schedule II--Valuation and Qualifying Accounts for the fiscal years ended January 3, 1999, December 28, 1997 and December 27, 1996

              3.  EXHIBITS.

              See Exhibit Index at page 36 of this report.

       (b)    REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the fourteen weeks ended January 3, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE SPORTSMAN'S GUIDE, INC.

   Date: March 26, 1999              By    /s/ GARY OLEN
                                        ------------------------------------
                                                   Gary Olen
                                        Chairman and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                       CAPACITY                                  DATE
               ----------                                      --------                                  ----
             /s/ GARY OLEN                      Chairman of the Board, Chief
-----------------------------------------         Executive Officer and Director
               Gary Olen                          (principal executive officer)


         /s/ CHARLES B. LINGEN                  Senior Vice President of Finance,
-----------------------------------------         Chief Financial Officer, Secretary,
           Charles B. Lingen                      Treasurer and Director (principal
                                                  financial and accounting officer)


        /s/ GREGORY R. BINKLEY                  President, Chief Operating Officer                  March 26, 1999
-----------------------------------------         And Director
          Gregory R. Binkley


           VINCENT W. SHIEL*                    Director
-----------------------------------------
           Vincent W. Shiel


            MARK F. KROGER*                     Director
-----------------------------------------
            Mark F. Kroger


          LEONARD M. PALETZ*                    Director
-----------------------------------------
           Leonard M. Paletz


           WILLIAM T. SENA*                     Director
-----------------------------------------
            William T. Sena


*By        /s/ GARY OLEN
-----------------------------------------
      Gary Olen, Attorney-In-Fact



                                     EXHIBIT INDEX


EXHIBIT                               DESCRIPTION                                                  PAGE
-------                               -----------                                                  ----
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

10.2*   Consulting Agreement dated January 11, 1990 between the Company and
        Outdoor Consulting, Inc. (incorporated by reference from Exhibit 10.16 to
        Form 10-K for the year ended December 29, 1989)

10.3* The Company's 1991 Incentive Stock Option Plan (incorporated by reference from Exhibit 10.16 to Form 10-K for the year ended December 27, 1991)

10.4*   Agreement between the Company and Gary Olen dated July 1, 1992 granting the use of Mr. Olen's name, picture and likeness (incorporated by reference from Exhibit 10.19 to Form 10-K for the year ended December 31,
        1993)

10.5    Industrial Real Estate Lease between the Company and CB Commercial Real
        Estate Group, Inc. dated April 22, 1993 (incorporated by reference from
        Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)

10.6    Amendment to Industrial Real Estate Lease between the Company and American
        Real Estate Holdings, L.P. dated February 23, 1998 (incorporated by reference from Exhibit 10.1 to Form 10-Q for the quarter ended June 28,
        1998)

10.7    Credit Agreement between the Company, Norwest Bank Minnesota, N.A. and M &
        I Marshall and Ilsley Bank dated June 26, 1998 (incorporated by reference from Exhibit 10.2 to Form 10-Q for the quarter ended June 28, 1998)

10.8    First Amendment to Credit Agreement between the Company, Norwest Bank
        Minnesota, N.A. and M & I Marshall and Ilsley Bank dated February 1, 1999                   37

10.9*   Form of Stock Option Agreement pursuant to the Company's 1994
        Non-Qualified Performance Option Plan (incorporated by reference from
        Exhibit 10.16 to Form 10-K for the year ended December 27, 1996)

10.10*  The Company's 1996 Stock Option Plan (incorporated by reference from
        Exhibit 10.17 to Form 10-K for the year ended December 27, 1996)

10.11*  Form of Employment Agreement with members of senior management
        (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to Form
        S-2 Registration Statement No. 333-31111 filed January 2, 1998)

10.12*  Description of 1997 Senior Management Stock Option Plan (incorporated by reference from Exhibit 10.10 to Form 10-K for the year ended December 28,
        1997)

10.13   Replacement Promissory Note from Gary Olen to the Company dated February
        11, 1999                                                                                    40

10.14   Stock Pledge Agreement between Gary Olen and the Company dated February
        11, 1998 (incorporated by reference from Exhibit 10.11 to Form 10-K for the year ended December 28, 1997)

10.15*  Consulting Agreement between the Company and William T. Sena dated
        April 1, 1998                                                                               42

23.1    Consent of Grant Thornton LLP                                                               45

24.1    Powers of Attorney of each person whose name is signed to this report
        pursuant to a power of attorney                                                             46

27      Financial Data Schedule                                                                     50


-------------------------
   Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.