Form 10-Q
period 1999-04-04
SPORTSMANS GUIDE INC
filed 1999-05-19
CIK 791450

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    --- SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY FISCAL PERIOD ENDED APRIL 4, 1999 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---   SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD
          FROM           TO           .
               ---------    ----------

                           Commission File No. 015767

                           THE SPORTSMAN'S GUIDE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MINNESOTA                                 41-1293081
  (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
OF INCORPORATION OR ORGANIZATION)

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

As of May 18, 1999, there were 4,747,810 shares of the registrant's Common Stock outstanding.

                            PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              THE SPORTSMAN'S GUIDE, INC.
                                     BALANCE SHEETS
                                      (UNAUDITED)
                               (In thousands of dollars)

                                                                April 4,      March 29,
                           ASSETS                                 1999          1998
                                                              ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                                   $        --   $     2,303
  Accounts receivable - net                                         3,900         3,931
  Inventory                                                        30,657        27,855
  Promotional material                                              4,560         3,968
  Prepaid expenses                                                  1,016           857
                                                              ------------  ------------
      Total current assets                                         40,133        38,914
PROPERTY AND EQUIPMENT - NET                                        4,909         4,798
OTHER ASSETS                                                          191           191
                                                              ------------  ------------
      Total assets                                            $    45,233   $    43,903
                                                              ------------  ------------
                                                              ------------  ------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances                   $     2,787   $        --
  Notes payable - bank                                              6,695         5,775
  Current maturities of long-term debt                                 30            30
  Accounts payable
    Trade                                                          13,365        15,726
    Related parties                                                   215           294
  Accrued expenses                                                  1,394         1,556
  Customer deposits and other liabilities                           2,832         3,042
                                                              ------------  ------------
      Total current liabilities                                    27,318        26,423
LONG-TERM LIABILITIES
  Long-term debt                                                       78            78
  Deferred income taxes                                               407           407
                                                              ------------  ------------
      Total liabilities                                            27,803        26,908

COMMITMENTS AND CONTINGENCIES                                          --            --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares
    authorized; 4,747,810 and 4,746,560 shares issued and
    outstanding at April 4, 1999 and January 3, 1999                   47            47
  Additional paid-in capital                                       11,562        11,555
  Retained earnings                                                 5,821         5,393
                                                              ------------  ------------
      Total shareholders' equity                                   17,430        16,995
                                                              ------------  ------------
      Total liabilities and shareholders' equity              $    45,233   $    43,903
                                                              ------------  ------------
                                                              ------------  ------------

           See accompanying condensed notes to financial statements.

                              THE SPORTSMAN'S GUIDE, INC.
                                 STATEMENTS OF EARNINGS
                                      (UNAUDITED)

                              For the Thirteen Weeks Ended
                            April 4, 1999 and March 29, 1998

                         (In thousands, except per share data)

                                                                    Thirteen Weeks Ended
                                                                   ----------------------
                                                                    April 4,   March 29,
                                                                      1999       1998
                                                                   ---------  -----------
Sales                                                               $ 38,384    $ 31,697

Cost of sales                                                         23,070      18,405
                                                                   ---------  -----------

    Gross profit                                                      15,314      13,292

Selling, general and administrative expenses                          14,549      12,124
                                                                   ---------  -----------

    Earnings from operations                                             765       1,168

Interest expense                                                        (116)       (168)
Miscellaneous income, net                                                  4           1
                                                                   ---------  -----------

    Earnings before income taxes                                         653       1,001

Income taxes                                                             225         345
                                                                   ---------  -----------

    Net earnings                                                    $    428    $    656
                                                                   ---------  -----------
                                                                   ---------  -----------

Net earnings per share:
    Basic                                                           $    .09    $    .19
                                                                   ---------  -----------
                                                                   ---------  -----------
    Diluted                                                         $    .09    $    .16
                                                                   ---------  -----------
                                                                   ---------  -----------

Weighted average common and common equivalent
 shares outstanding:
    Basic                                                              4,748       3,519
                                                                   ---------  -----------
                                                                   ---------  -----------
    Diluted                                                            4,849       4,028
                                                                   ---------  -----------
                                                                   ---------  -----------

            See accompanying condensed notes to financial statements.

                              THE SPORTSMAN'S GUIDE, INC.
                                STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                              For the Thirteen Weeks Ended
                            April 4, 1999 and March 29, 1998

                               (In thousands of dollars)

                                                            Thirteen Weeks Ended
                                                            ---------------------
                                                            April 4,   March 29,
                                                              1999       1998
                                                            ---------  ----------
Cash flows from operating activities:
  Net earnings                                              $   428    $   656
  Adjustments to reconcile net earnings
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                               412        368
    Other                                                        --        (10)
    Changes in assets and liabilities:
      Accounts receivable                                        31        981
      Inventory                                              (2,802)    (4,214)
      Promotional material                                     (592)       184
      Prepaid expenses                                         (159)       433
      Checks written in excess of bank balances               2,787       (435)
      Accounts payable                                       (2,440)    (5,862)
      Accrued expenses                                         (162)      (590)
      Customer deposits and other liabilities                  (210)      (721)
                                                            ---------  ----------

        Cash flows used in operating activities              (2,707)    (9,210)

Cash flows from investing activities:
  Purchases of property and equipment                          (523)      (234)
  Other                                                          --       (191)
                                                            ---------  ----------
        Cash flows used in investing activities                (523)      (425)

Cash flows from financing activities:
  Net proceeds from revolving credit line                       920      3,962
  Payments on long-term debt                                     --     (3,419)
  Proceeds from exercise of stock options and warrants            7      1,571
  Repurchase of preferred stock                                  --     (1,000)
  Net proceeds from sale of common stock                         --      8,521
                                                            ---------  ----------
        Cash flows provided by financing activities             927      9,635
                                                            ---------  ----------

Decrease in cash and cash equivalents                        (2,303)        --

Cash and cash equivalents at beginning of the period          2,303         --
                                                            ---------  ----------

Cash and cash equivalents at end of the period              $    --    $    --
                                                            ---------  ----------
                                                            ---------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:
      Interest                                              $   126    $   171
      Income taxes                                          $     1    $   635

         See accompanying condensed notes to financial statements.

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

         For the thirteen week periods ended April 4, 1999, and March 29, 1998, 101,451 and 508,756 shares of common stock equivalents were included in the computation of diluted net earnings per share. Options and warrants to purchase 392,225 and 115,775 shares of common stock with a weighted average exercise price of $7.11 and $8.48 were outstanding during the thirteen week periods ended April 4, 1999, and March 29, 1998, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 3:  Commitments

         During May 1999, the Company executed a lease for expanded warehouse storage capacity. The facility contains approximately 200,000 square feet of warehouse space, located in Eagan, Minnesota. The lease term is for 48 months commencing August 1999. Minimum annual lease payments are approximately $360,000, $864,000, $864,000, $864,000, and $504,000, for 1999, 2000, 2001, 2002 and 2003.

Note 4: In May 1999 the Board of Directors unanimously adopted a shareholder rights plan designed to ensure that all of the Company's shareholders receive fair and equal treatment in the event of any proposal to acquire the Company. The Board declared a distribution of one Right for each share of common stock outstanding on May 21, 1999. Each Right entitles the holder to purchase one share of the Company's common stock at an initial exercise price of $50. Initially, the Rights will be attached to the common stock and will not be exercisable. They become exercisable only following the acquisition by a person or group, without the prior consent of the Company's Board of Directors, of 15 percent or more of the Company's voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15 percent or more.

         In the event that the Rights become exercisable, each Right will entitle the holder to purchase, at the exercise price, common stock with a market value equal to twice the exercise price and should the Company be acquired, each Right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Rights owned by the acquiring entity/person would become void. In certain specified instances, the Rights may be redeemed by the Company. If not redeemed, they would expire on May 11, 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 4, 1999 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29,
1998

SALES. Sales for the thirteen weeks ended April 4, 1999, of $38.4 million were $6.7 million or 21% higher than sales of $31.7 million during the same period last year. The increase in sales was due to a 12% increase in catalog circulation during the quarter, complemented by increases in average order size, Internet sales and response rates, versus last year. Internet sales for the quarter ended April 4, 1999, were approximately 4% of total sales, compared to no Internet sales during the same period last year. The Company defines Internet sales as those that are derived from our web site and catalog orders that are processed online on our web site. The Company mailed 12 catalog editions, including nine specialty editions, during the thirteen weeks ended April 4, 1999, compared to ten editions, including seven specialty editions, during the same period last year.

Gross returns and allowances for the thirteen weeks ended April 4, 1999, were $4.3 million or 10.2% of gross sales compared to $3.9 million or 11.1% of gross sales during the same period last year. Gross returns and allowances as a percentage of sales decreased during the fiscal quarter due to actual return rates on products in new specialty catalogs being less than originally estimated during the first quarter of fiscal 1998.

GROSS PROFIT. Gross profit for the thirteen weeks ended April 4, 1999, was $15.3 million or 39.9% of sales compared to $13.3 million or 41.9% of sales during the same period last year. The decrease in gross profit as a percentage of sales was primarily due to planned clearance promotions of cold weather merchandise and lower shipping and handling margins. Shipping and handling margins were down from last year primarily due to rate increases from the United States Post Office as well as other parcel post carriers, which were effective during the first quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the thirteen weeks ended April 4, 1999, were $14.5 million or 37.9% of sales compared to $12.1 million or 38.2% of sales for the same period last year. The dollar increase was primarily due to a 12% increase in catalog circulation and higher fulfillment costs associated with the 21% increase in sales volume. Total circulation during the first quarter of 1999 was 18.4 million catalogs compared to 16.4 million catalogs during the first quarter of 1998. The increase in catalog circulation was primarily due to a planned increase in the number of specialty catalog editions. Advertising expense for the thirteen weeks ended April 4, 1999, was $8.7 million or 22.6% of sales compared to $7.2 million or 22.6% of sales for the same period last year. Advertising expense as a percentage of sales was even with last year. Gains in average order size, Internet sales and response rates offset increased mailing costs. Mailing costs were up during the quarter, primarily due to postal rate increases effective January 1999, paper price increases and an increase in the average page count of each catalog edition.

EARNINGS FROM OPERATIONS. Earnings from operations of $765,000 for the thirteen weeks ended April 4, 1999, were $403,000 lower than last year, largely due to the aforementioned decrease in gross profit as a result of the planned clearance of cold weather merchandise.

INTEREST EXPENSE. Interest expense for the thirteen weeks ended April 4, 1999, was $116,000 compared to $168,000 for the same period last year. The decrease in interest expense was primarily due to the retirement of subordinated notes payable, which was completed during February 1998.

NET EARNINGS. Net earnings for the thirteen weeks ended April 4, 1999, were $428,000 or 1.1% of sales compared to $656,000 or 2.1% of sales during the same period last year. Diluted earnings per share for the thirteen weeks ended April 4, 1999, were $.09 compared to $.16 for the same period last year. The diluted weighted average common and common equivalent shares increased to 4,849,000 in the first quarter of 1999 compared to 4,028,000 for the same period last year primarily due to the public offering of 1.6 million common shares during February 1998.

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

                                                    First           Second         Third          Fourth
                                                    Quarter         Quarter        Quarter        Quarter
------------------------------------------------------------------------------------------------------------
FISCAL 1999
  Sales                                             $ 38,384
  Gross profit                                        15,314
  Earnings from operations                               765
  Net earnings                                           428

FISCAL 1998
  Sales                                             $ 31,697      $ 28,273        $30,423         $ 52,483
  Gross profit                                        13,292        12,437         12,464           20,797
  Earnings from operations                             1,168           323            609              975
  Net earnings                                           656            79            212              469

                         LIQUIDITY AND CAPITAL RESOURCES

The Company meets its operating cash requirements through funds generated from operations and borrowings under its revolving line of credit. On February 10, 1998, the Company received net proceeds of $8.5 million from the sale of 1.6 million shares of its common stock through a public offering. The Company used a portion of the offering proceeds to pay $3.4 million of subordinated notes payable and repurchase all of the Company's Series A Preferred Stock for $1.0 million. The remaining $4.1 million was used for working capital purposes.

The Company had working capital of $12.8 million as of April 4, 1999, compared to $12.5 million as of January 3, 1999. The increase of $300,000 was primarily due to year to date net earnings. The Company's working capital requirements have increased over the last three years primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs and imports. The Company purchases large quantities of manufacturers' close-outs and other individual product items on an opportunistic or when-available basis, particularly in the case of footwear and apparel. The seasonal nature of the merchandise or the time of acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels thereby increasing the Company's working capital requirements and related carrying costs.

The Company offers its customers an installment credit plan with no finance fees, known as the "G. O. Painless 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $2.7 million at April 4, 1999, compared to $3.2 million at January 3, 1999. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

The Company maintains a credit facility through a syndicate led by Norwest Bank Minnesota, N.A. providing a revolving line of credit up to $20.0 million, subject to an adequate borrowing base, expiring July 31, 1999. The agreement provides for automatic annual renewals through 2003. Either party may terminate the agreement by providing notice 60 days prior to expiration. The borrowing base related to inventory is limited to $17.0 million. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $7.5 million at any one time. Borrowings under the revolving credit agreement, as amended, bear interest at the bank's base (prime) rate less 0.3% or, at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus 2.0 percentage points. The availability of funding under the facility is subject to an annual pay-down provision whereby the sum of the principal balance and letters of credit must be paid down to $6.0 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of April 4, 1999, the Company was in compliance with all applicable covenants under the revolving line of credit agreement, as amended. As of April 4, 1999, the Company had borrowed $6.7 million against the revolving credit line compared to $5.8 million at January 3, 1999.

Cash flows used in operating activities for the thirteen weeks ended April 4, 1999, were $2.7 million compared to $9.2 million for the same period last year. The decrease in cash flows used in operating activities was primarily the result of a smaller increase in inventory levels and a smaller decrease in the outstanding accounts payable balance during the first quarter of 1999 versus the same period last year.

Cash flows used in investing activities during the thirteen weeks ended April 4, 1999, were $523,000 compared to $425,000 during the same period last year. The Company plans to expend approximately $1.8 million for capital additions during 1999.

Cash flows provided by financing activities during the thirteen weeks ended April 4, 1999, were $927,000 compared to $9.6 million during the same period last year. The change in cash flows provided by financing activities during the first quarter of 1999 versus last year was due to a public stock offering, completed February 1998, under which the Company received net proceeds of $8.5 million. A portion of the proceeds were used to pay $3.4 million of subordinated notes payable and to repurchase all of the Company's Series A Preferred Stock for $1.0 million. The Company also received proceeds from the exercise of stock warrants and options totaling $1.6 million.

The Company believes that cash flow from operations and borrowing capacity under its revolving credit facility will be sufficient to fund operations and future growth for the next 12 months.

YEAR 2000

The statements in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Year 2000 issue is the result of computer programs accessing date information stored in a two-digit year format (99) as opposed to a four-digit year format (1999). Computer systems with this date representation and access method will be unable to accurately interpret dates beyond the year 1999. This inability could cause problems ranging from reporting errors to full system failures. The Company utilizes a relational database that stores dates in an internal format, which sequential number, either negative or positive, in relation to January 1, 1968. For example, November 5, 1998, is day 11267. Each time a date is utilized it is converted from the internal format to an external date format, thereby avoiding the use of a two-digit date representation. Therefore, management expects the impact of the Year 2000 on the Company's internal computer systems to be minimal.

The Company has initiated a comprehensive project to prepare and test its computer systems, including all telecommunications and data communications systems, to ensure that they will be able to accurately process date information beyond the year 1999. The investigative and assessment phases of this project are completed. Initial program modifications and testing were completed May 1998. Comprehensive system testing of this project is scheduled to begin in the second quarter of 1999 with the completion scheduled by the beginning of the third quarter of 1999.

Costs associated with this Year 2000 compliance project are funded through cash flows from operations. Costs related to this project are estimated to be approximately $400,000.

Time and cost estimates are based on currently available information and are management's best estimates. However, there is no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. Developments which could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and equipment; and planning and modification success of third party suppliers of product and services. The Company will continue to assess and evaluate cost estimates and target dates for completion of each phase of the Year 2000 project on a periodic basis.

The Company has contacted its critical suppliers of products and services to assess whether these suppliers' operations and the products and services they provide are Year 2000 compliant. The Company is continuing to monitor the progress of those suppliers who are in the planning or execution phase of their Year 2000 projects to ensure eventual compliance.

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

                            FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the federal securities laws. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for the Company's products and the market acceptance of the Company's catalogs as well as the factors set forth under "Risk Factors" in the Company's prospectus dated February 5, 1998, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27.  Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the thirteen weeks ended April 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SPORTSMAN'S GUIDE, INC.



Date:  May 18, 1999                    /s/Charles B. Lingen
                                       ---------------------------------
                                       Charles B. Lingen
                                       Senior Vice President Finance/CFO