Form 10-Q
period 1999-07-04
SPORTSMANS GUIDE INC
filed 1999-08-17
CIK 791450

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the Quarterly Fiscal Period Ended July 4, 1999 or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from  ___________ to ___________.

                           Commission File No. 015767
              ----------------------------------------------------

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

                                 (651) 451-3030
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
              ----------------------------------------------------


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

As of August 16, 1999 there were 4,747,810 shares of the registrant's Common Stock outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                       ASSETS                        July 4,     January 3,
                                                                      1999         1999
                                                                     -------     ----------
CURRENT ASSETS
  Cash and cash equivalents                                          $    --      $ 2,303
  Accounts receivable - net                                            3,520        3,931
  Inventory                                                           37,441       27,855
  Promotional material                                                 4,327        3,968
  Prepaid expenses                                                     1,024          857
                                                                     -------      -------
      Total current assets                                            46,312       38,914
PROPERTY AND EQUIPMENT - NET                                           5,474        4,798
OTHER ASSETS                                                             191          191
                                                                     -------      -------
      Total assets                                                   $51,977      $43,903
                                                                     -------      -------
                                                                     -------      -------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances                          $ 2,493      $    --
  Notes payable - bank                                                13,305        5,775
  Current maturities of long-term debt                                    30           30
  Accounts payable
    Trade                                                             13,993       15,726
    Related parties                                                      247          294
  Accrued expenses                                                     1,517        1,556
  Customer deposits and other liabilities                              2,382        3,042
                                                                     -------      -------
      Total current liabilities                                       33,967       26,423

LONG-TERM LIABILITIES
  Long-term debt                                                          40           78
  Deferred income taxes                                                  407          407
                                                                     -------      -------
      Total liabilities                                               34,414       26,908

COMMITMENTS AND CONTINGENCIES                                             --           --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized:
    4,747,810 and 4,746,560 shares issued and outstanding at
    July 4, 1999 and January 3, 1999                                      47           47
  Additional paid-in capital                                          11,562       11,555
  Retained earnings                                                    5,954        5,393
                                                                     -------      -------
      Total shareholders' equity                                      17,563       16,995
                                                                     -------      -------
      Total liabilities and shareholders' equity                     $51,977      $43,903
                                                                     -------      -------
                                                                     -------      -------

           See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                   For the Thirteen and Twenty-six Weeks Ended
                         July 4, 1999 and June 28, 1998

                      (In thousands, except per share data)

                                           Thirteen Weeks             Twenty-six Weeks
                                        ---------------------      ----------------------
                                          1999          1998         1999           1998
                                        -------       -------      -------        -------
Sales                                   $32,683       $28,273      $71,067        $59,970
Cost of sales                            19,230        15,836       42,300         34,241
                                        -------       -------      -------        -------
    Gross profit                         13,453        12,437       28,767         25,729
Selling, general and administrative
 expenses                                13,062        12,114       27,611         24,238
                                        -------       -------      -------        -------
    Earnings from operations                391           323        1,156          1,491
Interest expense                           (198)         (213)        (314)          (381)
Miscellaneous income, net                    11            11           15             12
                                        -------       -------      -------        -------
    Earnings before income taxes            204           121          857          1,122
Income taxes                                 71            42          296            387
                                        -------       -------      -------        -------
    Net earnings                        $   133       $    79      $   561        $   735
                                        -------       -------      -------        -------
Net earnings per share:
    Basic                               $   .03       $   .02      $   .12        $   .18
                                        -------       -------      -------        -------
    Diluted                             $   .03       $   .02      $   .12        $   .17
                                        -------       -------      -------        -------
Weighted average common and common
 equivalent shares outstanding:
    Basic                                 4,748         4,726        4,748          4,122
                                        -------       -------      -------        -------
    Diluted                               4,831         4,848        4,840          4,438
                                        -------       -------      -------        -------

           See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                         For the Twenty-six Weeks Ended
                         July 4, 1999 and June 28, 1998

                            (In thousands of dollars)

                                                                  Twenty-six Weeks
                                                                ---------------------
                                                                 1999          1998
                                                                -------      --------
Cash flows from operating activities:
  Net earnings                                                  $   561      $    735
  Adjustments to reconcile net earnings to net cash used
  in operating activities:
    Depreciation and amortization                                   855           734
    Other                                                           (13)           48
    Changes in assets and liabilities:
      Accounts receivable                                           411         1,393
      Inventory                                                  (9,586)       (8,921)
      Promotional material                                         (359)          (13)
      Prepaid expenses                                             (167)          243
      Checks written in excess of bank balances                   2,493        (1,117)
      Accounts payable                                           (1,780)       (5,316)
      Accrued expenses                                              (39)       (1,341)
      Customer deposits and other liabilities                      (660)       (1,225)
                                                                -------      --------
          Cash flows used in operating activities                (8,284)      (14,780)

Cash flows from investing activities:
  Purchases of property and equipment                            (1,531)         (859)
  Other                                                              --          (191)
                                                                -------      --------
         Cash flows used in investing activities                 (1,531)       (1,050)

Cash flows from financing activities:
  Net proceeds from revolving credit line                         7,530        10,147
  Payments on long-term debt                                        (25)       (3,447)
  Proceeds from exercise of stock options and warrants                7         1,658
  Purchase of preferred stock                                        --        (1,000)
  Net proceeds from sale of common stock                             --         8,472
                                                                -------      --------
        Cash flows provided by financing activities               7,512        15,830
                                                                -------      --------
Decrease in cash and cash equivalents                            (2,303)           --
Cash and cash equivalents at beginning of the period              2,303            --
                                                               -------      --------
Cash and cash equivalents at end of the period                  $    --      $     --
                                                                -------      --------
                                                                -------      --------
Supplemental disclosure of cash flow information

Cash paid during the periods for:
        Interest                                                $   307      $    363
        Income taxes                                            $   161      $  1,194


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

     For the thirteen week periods ended July 4, 1999 and June 28, 1998, 82,990 and 122,405 shares of common stock equivalents were included in the computation of diluted net earnings per share. For the twenty-six week periods ended July 4, 1999 and June 28, 1998, 92,220 and 315,580 shares of common stock equivalents were included in the computation of diluted net earnings per share.

     Options and warrants to purchase 487,925 and 293,025 shares of common stock with a weighted average exercise price of $6.87 and $7.28 were outstanding during the thirteen week periods ended July 4, 1999 and June 28, 1998, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

     Options and warrants to purchase 440,075 and 204,400 shares of common stock with a weighted average exercise price of $6.98 and $7.62 were outstanding during the twenty-six week periods ended July 4, 1999 and June 28, 1998, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 3:   Commitments

     As of July 4, 1999, the Company had $4,918,000 of outstanding documentary letters of credit, as compared to $1,094,000 as of January 3, 1999. The Company uses documentary letters of credit to finance the import of merchandise for resale.

Note 4:   Revolving Credit Facility

     The Company recently amended its credit facility to provide a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring July 31, 2000. The borrowing base related to inventory is limited to $22.0 million from May through November and $17.0 million from December through April of each year. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $15.0 million at any one time. Borrowings under the revolving credit agreement bear interest at the bank's base (prime) rate less 0.65%, or at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus
2.15 percentage points. The availability of funding under the credit facility is subject to an annual pay-down provision whereby the principal balance, excluding letters of credit, must be paid down to $7.5 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

                           THE SPORTSMAN'S GUIDE, INC.

                                   (UNAUDITED)

     All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of July 4, 1999, the Company was in compliance with all applicable covenants under the revolving line of credit agreement. As of July 4, 1999, the Company had borrowed $13.3 million against the revolving credit line compared to $5.8 million at January 3, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 4, 1999, COMPARED TO THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 28, 1998

     SALES. Sales for the thirteen and twenty-six weeks ended July 4, 1999, of $32.7 million and $71.1 million were $4.4 million or 15.5% and $11.1 million or 18.5% higher than sales of $28.3 million and $60 million during the same periods last year. The increase in sales for the second quarter was due to increases in average order size, overall customer response rates and Internet sales, partially offset by a 4% reduction in catalog circulation, versus last year. Customer response rates increased over the prior year primarily from a planned reduction in new customer acquisition efforts during the most recent second quarter. Internet sales for the second quarter were approximately 7% of total sales, compared to less than 1% during the same period last year. The Company defines Internet sales as those that are derived from our web site and catalog orders that are processed online on our web site. The increase in sales for the twenty-six weeks ended July 4, 1999, was due to increases in average order size, Internet sales, response rates and a 4% increase in catalog circulation. Internet sales for the first half of 1999 were approximately 5% compared to sales of less than 1% last year. The Company mailed 12 catalog editions, including nine specialty editions, during the thirteen weeks ended July 4, 1999, compared to nine editions, including seven specialty editions during the same period last year. Year to date the Company has mailed 24 catalog editions, including 18 specialty editions, compared to 19 editions, including 14 specialty editions, during the same period last year.

     Gross returns and allowances for the thirteen and twenty-six weeks ended July 4, 1999, were $3.1 million or 8.7% of gross sales and $7.5 million or 9.5% of gross sales compared to $3.1 million or 10.0% of gross sales and $7.1 million or 10.6% of gross sales during the same periods last year. Gross returns and allowances as a percentage of gross sales decreased during the second quarter of 1999, compared to the same period last year, due to actual returns on 1998 catalogs being lower than previously estimated and a shifting sales mix that includes more hardlines product.

     GROSS PROFIT. Gross profit for the thirteen and twenty-six weeks ended July 4, 1999, was $13.5 million or 41.2% of sales and $28.8 million or 40.5% of sales compared to $12.4 million or 44.0% of sales and $25.7 million or 42.9% of sales during the same periods last year. The decrease in gross profit percentage for the second quarter was due primarily to lower shipping and handling margins, compared to the same period last year. Shipping and handling margins were down due to rate increases in parcel post, higher than normal backorder levels and an increase in the average weight of outbound shipments. The decrease in gross profit for the first half of 1999 is due primarily to lower shipping and handling margins, including increased distribution costs, and cold weather clearance promotions offered during the first quarter, as compared to the first half of last year. Rate increases from the United States Post Office as well as other parcel post carriers were effective during the first quarter of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the thirteen and twenty-six weeks ended July 4, 1999, were $13.1 million or 40.0% of sales and $27.6 million or 38.9% of sales compared to $12.1 million or 42.8% of sales and $24.2 million or 40.4% of sales for the same periods last year. Selling, general and administrative expenses as a percentage of sales are lower during both periods as compared to last year due primarily to lower advertising expense as a percent of sales. Advertising expense for the thirteen and twenty-six week periods ended July 4, 1999, was $7.8 million or 23.9% of sales and $16.5 million or 23.2% of sales compared to $7.6 million or 26.9% of sales and $14.8 million or 24.7% of sales for the same periods last year. During the second quarter advertising expense as a percentage of sales was approximately 11% lower than last year, primarily due to gains in average order size, overall increase in customer response rates, Internet sales and lower catalog circulation partially offset by increased mailing costs. Customer response rates during the second quarter increased over the prior year primarily due to a planned reduction in new customer acquisition efforts during the second quarter. Year to date, advertising expense as a percentage of sales was approximately six percent lower than last year largely due to gains in average order size, Internet sales, and response rates partially offset by increased mailing costs. Total catalog circulation during the second quarter and first half of 1999, was
16.9 million and 35.4 million catalogs compared to 17.7 million and 34.1 million catalogs during the same periods last year. Mailing costs per thousand were up during both periods due to the number of catalog editions.

     EARNINGS FROM OPERATIONS. Earnings from operations for the thirteen and twenty-six weeks ended July 4, 1999, were $391,000 or 1.2% of sales and $1.2 million or 1.6% of sales compared to $323,000 or 1.1% of sales and $1.5 million or 2.5% of sales for the same periods last year.

     INTEREST EXPENSE. Interest expense for the thirteen and twenty-six weeks ended July 4, 1999, was $198,000 and $314,000 compared to $213,000 and $381,000 for the same periods last year. The decrease in interest expense year to date was primarily due to the availability of additional working capital from the public offering and retirement of subordinated notes payable, both completed in February 1998.

     NET EARNINGS. Net earnings for the thirteen and twenty-six weeks ended July 4, 1999, were $133,000 or 0.4% of sales and $561,000 or 0.8% of sales compared to $79,000 or 0.3% of sales and $735,000 or 1.2% of sales for the same periods last year.

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

                                     First         Second           Third        Fourth
                                    Quarter        Quarter         Quarter       Quarter
FISCAL 1999
  Sales                             $38,384        $32,683
  Gross profit                       15,314         13,453
  Earnings from operations              765            391
  Net earnings                          428            133

FISCAL 1998
  Sales                             $31,697         $28,273        $30,423       $52,483
  Gross profit                       13,292          12,437         12,464        20,797
  Earnings from operations            1,168             323            609           975
  Net earnings                          656              79            212           469

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

     The Company had working capital of $12.3 million as of July 4, 1999, compared to $12.5 million as of January 3, 1999. The decrease of $200,000 was primarily due to an increase in net property and equipment, offset by year to date earnings. The Company's working capital requirements have increased over the last three years primarily as a result of higher inventory levels which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs and imports. The Company purchases large quantities of manufacturers' close-outs and other individual product items on an opportunistic or when-available basis, particularly in the case of footwear and apparel. The seasonal nature of the merchandise or the time of acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels thereby increasing the Company's working capital requirements and related carrying costs.

     The Company offers its customers an installment credit plan with no finance fees, known as the "G. O. Painless 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $2.4 million at July 4, 1999, compared to $3.2 million at January 3, 1999. The installment plan will continue to require the allocation of working capital, which the Company expects to fund from operations and availability under its revolving credit facility.

     The Company recently amended its credit facility to provide a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring July 31, 2000. The borrowing base related to inventory is limited to $22.0 million from May through November and $17.0 million from December through April of each year. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $15.0 million at any one time. Borrowings under the revolving credit agreement bear interest at the bank's base (prime) rate less 0.65%, or at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus
2.15 percentage points. The availability of funding under the credit facility is subject to an annual pay-down provision whereby the principal balance, excluding letters of credit, must be paid down to $7.5 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

     All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of July 4, 1999, the Company was in compliance with all applicable covenants under the revolving line of credit agreement. As of July 4, 1999, the Company had borrowed $13.3 million against the revolving credit line compared to $5.8 million at January 3, 1999.

     Cash flows used in operating activities for the twenty-six weeks ended July 4, 1999, were $8.3 million compared to $14.8 million for the same period last year. The decrease in cash flows used in operating activities was primarily the result of an increase in accounts payable, as compared to June 28, 1998. During the first half of 1998, proceeds from the February 1998 stock offering were utilized to reduce accounts payable.

     Cash flows used in investing activities during the twenty-six weeks ended July 4, 1999, were $1,531,000 compared to $1,050,000 during the same period last year. The Company plans to expend approximately $1.9 million for capital additions during 1999.

     Cash flows provided by financing activities during the twenty-six weeks ended July 4, 1999, were $7.5 million compared to $15.8 million during the same period last year. The change in cash flows provided by financing activities during the first half of 1999 versus last year, was due to a public stock offering, completed in February 1998, under which the Company received net proceeds of $8.5 million. A portion of the proceeds were used to pay $3.4 million of subordinated notes payable and to repurchase all of the Company's Series A Preferred Stock for $1.0 million. The Company also received proceeds from the exercise of stock warrants and options totaling $1.7 million.

     The Company believes that cash flow from operations and borrowing capacity under its revolving credit facility will be sufficient to fund operations and future growth for the next 12 months.


YEAR 2000

     The statements in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Year 2000 issue is the result of computer programs accessing date information stored in a two-digit year format (99) as opposed to a four-digit year format (1999). Computer systems with this date representation and access method will be unable to accurately interpret dates beyond the year 1999. This inability could cause problems ranging from reporting errors to full system failures. The Company utilizes a relational database that stores dates in an internal format, which is sequentially numbered, either negative or positive, in relation to January 1, 1968. For example, November 5, 1998, is day 11267. Each time a date is utilized it is converted from the internal format to an external date format, thereby avoiding the use of a two-digit date representation. Therefore, management expects the impact of the Year 2000 on the Company's internal computer systems to be minimal.

     The Company has initiated a comprehensive project to prepare and test its computer systems, including all telecommunications and data communications systems, to ensure that they will be able to accurately process date information beyond the year 1999. The investigative and assessment phases of this project are completed. Initial program modifications and testing were completed in May 1998. Comprehensive system testing of this project began in the second quarter of 1999 with the completion scheduled by the middle to end of the third quarter of 1999.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on May 10, 1999, at which the following matters were submitted to a vote of shareholders:

     1.  Election of seven directors.

               Nominee                       For                    Withheld
         ------------------               ---------                 --------
         Gary Olen                        3,206,092                 310,365
         Gregory R. Binkley               3,206,092                 310,365
         Charles B. Lingen                3,206,412                 310,045
         Vincent W. Shiel                 3,206,312                 310,145
         Leonard M. Paletz                3,206,412                 310,045
         Mark F Kroger                    3,202,812                 313,645
         William T. Sena                  3,204,612                 311,845

     2.  Approval of the 1999 Stock Option Plan.

            FOR             AGAINST         ABSTAIN         BROKER NON-VOTES
         ---------          -------         -------         ----------------
         2,026,742          369,302          5,435             1,114,978

     3. Ratification of the engagement of Grant Thornton LLP as independent certified public accountants for the Company for fiscal 1999.

            FOR             AGAINST         ABSTAIN         BROKER NON-VOTES
         ---------          -------         -------         ----------------
         3,501,635           4,575          10,247                  0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

10.1 Industrial Real Estate Lease between the Company and AMB Property, L.P. as amended May 24, 1999.

10.2 Second Amendment to Credit Agreement between the Company, Norwest Bank Minnesota, N.A. and M&I Marshall and Ilsley Bank dated July 8, 1999.

27   Financial Data Schedule

     (b) Reports on Form 8-K

During the thirteen weeks ended July 4, 1999, the Company filed a report on Form 8-K dated May 11, 1999, reporting under Item 5 "Other Events" the adoption of a Shareholder Rights Plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE SPORTSMAN'S GUIDE, INC.

Date: August 16, 1999                  /s/ Charles B. Lingen
                                       ---------------------------------
                                       Charles B. Lingen
                                       Senior Vice President Finance/CFO