Form 10-Q
period 1999-10-03
SPORTSMANS GUIDE INC
filed 1999-11-16
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----- EXCHANGE ACT OF 1934. FOR THE QUARTERLY FISCAL PERIOD ENDED OCTOBER 3, 1999 OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM       TO      .
                                                              -----    -----

                           Commission File No. 015767


                           THE SPORTSMAN'S GUIDE, INC.
             (Exact name of registrant as specified in its charter)


              MINNESOTA                               41-1293081
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

     As of November 12, 1999, there were 4,747,810 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                       ASSETS                                           October 3,            January 3,
                                                                                          1999                   1999
                                                                                        ----------            ---------
CURRENT ASSETS
  Cash and cash equivalents                                                             $       -             $   2,303
  Accounts receivable - net                                                                 3,788                 3,931
  Inventory                                                                                47,603                27,855
  Promotional material                                                                      5,701                 3,968
  Prepaid expenses                                                                          1,385                   857
                                                                                        ---------             ---------
      Total current assets                                                                 58,477                38,914
PROPERTY AND EQUIPMENT - NET                                                                5,767                 4,798
OTHER ASSETS                                                                                  191                   191
                                                                                        ---------             ---------
      Total assets                                                                      $  64,435             $  43,903
                                                                                        =========             =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances                                             $   2,611             $       -
  Note payable - bank                                                                      21,830                 5,775
  Current maturities of long-term debt                                                         30                    30
  Accounts payable
    Trade                                                                                  17,888                15,726
    Related parties                                                                           870                   294
  Accrued expenses                                                                          1,350                 1,556
  Customer deposits and other liabilities                                                   2,992                 3,042
                                                                                        ---------             ---------
      Total current liabilities                                                            47,571                26,423
LONG-TERM LIABILITIES
  Long-term debt                                                                               40                    78
  Deferred income taxes                                                                       407                   407
                                                                                        ---------             ---------
      Total liabilities                                                                    48,018                26,908

COMMITMENTS AND CONTINGENCIES                                                                   -                     -

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized; 4,747,810 and
    4,746,560 shares issued and outstanding at October 3, 1999 and January 3,
    1999
                                                                                               47                    47
  Additional paid-in capital                                                               11,562                11,555
  Retained earnings                                                                         4,808                 5,393
                                                                                        ---------             ---------
      Total shareholders' equity                                                           16,417                16,995
                                                                                        ---------             ---------
      Total liabilities & shareholders' equity                                          $  64,435             $  43,903
                                                                                        =========             =========

            SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                  For the Thirteen and Thirty-nine Weeks Ended
                     October 3, 1999 and September 27, 1998

                      (In thousands, except per share data)

                                                                Thirteen Weeks                    Thirty-nine Weeks
                                                          --------------------------         --------------------------
                                                            1999              1998             1999              1998
                                                          ---------        ---------         ---------        ---------

Sales                                                     $  34,659        $  30,423         $ 105,726        $  90,393

Cost of sales                                                21,490           17,959            63,790           52,200
                                                          ---------        ---------         ---------        ---------

   Gross profit                                              13,169           12,464            41,936           38,193

Selling, general and administrative
 expenses                                                    14,547           11,855            42,158           36,093
                                                          ---------        ---------         ---------        ---------

    Earnings (loss) from operations                          (1,378)             609              (222)           2,100

Interest expense                                               (376)            (290)             (690)            (671)
Miscellaneous income, net                                         4                5                19               17
                                                          ---------        ---------         ---------        ---------

    Earnings (loss) before taxes                             (1,750)             324              (893)           1,446

Income tax (expense) benefit                                    604             (112)              308             (499)
                                                          ---------        ---------         ---------        ---------

    Net earnings (loss)                                   $  (1,146)       $     212         $    (585)       $     947
                                                          =========        =========         =========        =========

Net earnings (loss) per share:
    Basic                                                 $    (.24)       $     .04         $    (.12)       $     .22
                                                          =========        =========         =========        =========
    Diluted                                               $    (.24)       $     .04         $    (.12)       $     .21
                                                          =========        =========         =========        =========

Weighted average common and common
 equivalent shares outstanding:
    Basic                                                     4,748            4,746             4,748            4,330
                                                          =========        =========         =========        =========
    Diluted                                                   4,748            4,787             4,748            4,554
                                                          =========        =========         =========        =========

            SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                         For the Thirty-nine Weeks Ended
                     October 3, 1999 and September 27, 1998

                            (In thousands of dollars)

                                                                                         Thirty-nine Weeks
                                                                                       1999            1998
                                                                                    ----------       --------
Cash flows from operating activities:
  Net earnings (loss)                                                               $   (585)        $    947
  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
    Depreciation and amortization                                                      1,336            1,180
    Other                                                                                (12)              39
    Changes in assets and liabilities:
      Accounts receivable                                                                143              575
      Inventory                                                                      (19,748)         (11,645)
      Promotional material                                                            (1,733)            (293)
      Prepaid expenses                                                                  (528)              50
      Checks written in excess of bank balances                                        2,611             (521)
      Accounts payable                                                                 2,738           (4,597)
      Accrued expenses                                                                  (206)            (877)
      Customer deposits and other liabilities                                            (50)          (1,035)
                                                                                    ----------       --------
        Cash flows used in operating activities                                      (16,034)         (16,177)

Cash flows from investing activities:
 Purchases of property and equipment                                                  (2,307)          (1,308)
 Other                                                                                     1             (191)
                                                                                    --------         --------
        Cash flows used in investing activities                                       (2,306)          (1,499)

Cash flows from financing activities:
  Net proceeds from revolving credit line                                             16,055           11,989
  Payments on long-term debt                                                             (25)          (3,447)
  Proceeds from exercise of stock options
   and warrants                                                                            7            1,667
  Purchase of preferred stock                                                              -           (1,000)
  Net proceeds from sale of common stock                                                   -            8,467
                                                                                    --------         --------
        Cash flows provided by financing activities                                   16,037           17,676
                                                                                    --------         --------

Decrease in cash and cash equivalents                                                 (2,303)               -

Cash and cash equivalents at beginning of the period                                   2,303                -
                                                                                    --------         --------

Cash and cash equivalents at the end of the period                                  $      -         $      -
                                                                                    ========         ========

Supplemental disclosure of cash flow information

Cash paid during the periods for:
      Interest                                                                      $    544         $    661
      Income taxes                                                                  $    161         $  1,364

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

          For the thirteen and thirty-nine weeks ended October 3, 1999, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the thirteen and thirty-nine weeks ended October 3, 1999, the common share equivalents that would have been included in the computation of diluted net earnings per share were 74,245 and 86,229.

          For the thirteen and thirty-nine weeks ended September 27, 1998, 41,183 and 224,114 shares of common stock equivalents were included in the computation of diluted net earnings per share.

          Options and warrants to purchase 501,639 and 403,739 shares of common stock with a weighted average exercise price of $6.83 and $6.88 were outstanding during the thirteen week periods ended October 3, 1999 and September 27, 1998, but were not included in the computation of diluted net earnings per share because to do so would have been anti-dilutive.

          Options and warrants to purchase 460,596 and 270,846 shares of common stock with a weighted average exercise price of $6.92 and $7.25 were outstanding during the thirty-nine week periods ended October 3, 1999 and September 27, 1998 but were not included in the computation of diluted net earnings per share because to do so would have been anti-dilutive.

Note 3:   Commitments
          As of October 3, 1999, the Company had $1,458,000 of outstanding documentary letters of credit, as compared to $1,094,000 as of January 3, 1999. The Company uses documentary letters of credit to finance the import of merchandise for resale.

Note 4:   Revolving Credit Facility
          The Company maintains a credit facility providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring July 31, 2000. The borrowing base related to inventory is limited to $22.0 million from May through November and $17.0 million from December through April of each year. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $15.0 million at any one time. Borrowings under the revolving credit agreement bear interest at the bank's base (prime) rate less 0.65%, or at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus 2.15 percentage points. Effective November 1, 1999, borrowings under the revolving credit agreement bear interest at the bank's base (prime) rate, or at the Company's option, LIBOR plus 2.80 percentage points. The availability of funding under the credit facility is subject to an annual pay-down provision whereby the principal balance, excluding letters of credit, must be paid down to $7.5 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

         All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of October 3, 1999, the Company was in compliance with, or had received waivers for, all applicable covenants under the revolving line of credit agreement.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Thirteen and thirty-nine weeks ended October 3, 1999 compared to thirteen and thirty-nine weeks ended September 27, 1998

SALES. Sales for the thirteen and thirty-nine weeks ended October 3, 1999 of $34.7 million and $105.7 million were $4.3 million or 13.9% higher and $15.3 million or 17.0% higher than sales of $30.4 million and $90.4 million during the same periods last year. Sales increases for the third quarter and year to date were primarily due to increases in catalog circulation, average order size and Internet sales, offset partially by lower customer catalog response rates. Catalog circulation was up approximately 20% for the third quarter and 9% year to date, compared to the same periods last year. Management believes that customer catalog response rates were significantly affected during the third quarter by an unusually high percentage of catalogs undelivered or delivered late by the United States Postal Service, what appears to be a general weakness in consumer demand throughout the mail order industry and higher than planned saturation from the increased number of specialty catalogs. The Company mailed 15 catalog editions, including 12 specialty editions, during the thirteen weeks ended October 3, 1999, compared to nine editions, including six specialty editions, during the same period last year. Year to date, the Company has mailed 39 catalog editions, including 30 specialty editions, compared to 28 editions, including 20 specialty editions, during the same period last year. Specialty catalog editions are primarily marketed to existing customers.

Gross returns and allowances for the thirteen and thirty-nine weeks ended October 3, 1999 were $3.1 million or 8.2% of gross sales and $10.6 million or 9.1% of gross sales compared to $2.7 million or 8.2% of gross sales and $9.8 million or 9.8% of gross sales during the same periods last year. Gross returns and allowances as a percentage of sales decreased year to date compared to last year primarily due to lower returns rates on 1999 catalogs and actual returns on 1998 catalogs being lower than previously estimated.

  GROSS PROFIT. Gross profit for the thirteen and thirty-nine weeks ended October 3, 1999 was $13.2 million or 38.0% of sales and $41.9 million or 39.7% of sales compared to $12.5 million or 41.0% of sales and $38.2 million or 42.3% of sales during the same periods last year. The decrease in gross profit as a percentage of sales for the third quarter and year to date is primarily due to higher distribution costs and lower shipping and handling margins, with retail product margins in line with last year. Distribution costs are up primarily due to higher wage rates and higher facility costs associated with increased sales and inventory levels. Shipping and handling margins are down primarily due to higher than normal backorder levels, an increase in the average weight of outbound shipments and rate increases in parcel post. Rate increases from the United States Postal Service as well as other parcel post carriers were effective during the first quarter of 1999.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the thirteen and thirty-nine weeks ended October 3, 1999 were $14.5 million or 42.0% of sales and $42.2 million or 39.9% of sales, compared to $11.9 million or 39.0% of sales and $36.1 million or 39.9% of sales for the same periods last year. The dollar increase for both periods was largely due to increased catalog circulation of approximately 20% for the third quarter and 9% year to date. Total circulation during the third quarter and year to date was 19.6 million and 55.0 million catalogs, compared to 16.4 million and 50.5 million catalogs during the same periods last year. The increase in catalog circulation for both periods is largely due to a planned increase in the number of specialty catalog editions. Advertising expense for the thirteen and thirty-nine week periods ended October 3, 1999 was $8.7 million or 25.0% of sales and $25.1 million or 23.8% of sales compared to $7.1 million or 23.2% of sales and $21.9 million or 24.2% of sales for the same periods last year. The increase in advertising costs as a percentage of sales for the third quarter was primarily due to increased circulation and lower than expected customer catalog response rates, offset partially by increases in average order size and Internet sales. Advertising costs as a percentage of sales is down slightly on a year to date basis with gains in average order size and Internet sales, offset by lower than expected customer catalog response rates. For the third quarter, management believes the increased number of specialty catalog editions mailed to existing customers resulted in customer response rates lower than originally planned and were further eroded by the unusually high percentage of catalogs undelivered or delivered late by the post office.

  EARNINGS (LOSS) FROM OPERATIONS. Earnings (loss) from operations for the thirteen and thirty-nine weeks ended October 3, 1999 were ($1,378,000) and ($222,000) compared to $609,000 or 2.0% of sales and $2.1 million or 2.3% of sales for the same periods last year.

  INTEREST EXPENSE. Interest expense for the thirteen and thirty-nine weeks ended October 3, 1999 was $376,000 and $690,000 compared to $290,000 and $671,000 for the same periods last year. The increase in interest expense for the third quarter is largely due to increased inventory levels primarily associated with the increase in overall sales volume, with sales volume lower than planned.

  NET EARNINGS (LOSS). Net earnings (loss) for the thirteen and thirty-nine weeks ended October 3, 1999 were ($1,146,000) and ($585,000) compared to $212,000 or 0.7% of sales and $947,000 or 1.0% of sales for the same periods last year.

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

                                                        First             Second     Third       Fourth
                                                       Quarter            Quarter   Quarter      Quarter
FISCAL 1999
  Sales                                                $  38,384          $32,683   $ 34,659
  Gross profit                                            15,314           13,453     13,169
  Earnings (loss) from operations                            765              391     (1,378)
  Net earnings (loss)                                        428              133     (1,146)

FISCAL 1998
  Sales                                                $  31,697          $28,273   $ 30,423     $  52,483
  Gross profit                                            13,292           12,437     12,464        20,797
  Earnings from operations                                 1,168              323        609           975
  Net earnings                                               656               79        212           469

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

The Company had working capital of $10.9 million as of October 3, 1999, compared to $12.5 million as of January 3, 1999. The decrease of $1.6 million was primarily due to an increase in net property and equipment and year to date losses, both funded through increases in current liabilities. The Company's working capital requirements have increased over the last three years primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs and imports. The Company purchases large quantities of manufacturers' close-outs on an opportunistic basis. The seasonal nature of some merchandise or the timing of its acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels thereby increasing the Company's working capital requirements and related carrying costs. Inventory levels during 1999 have been higher than 1998 primarily due to the increase in number of specialty catalog editions and associated increase in sales volume, lower than anticipated customer response rates and longer lead times on imported merchandise.

The Company offers its customers an installment credit plan with no finance fees, known as the "G.O. Painless 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $2.7 million at October 3, 1999 compared to $3.2 million at January 3, 1999. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

The Company maintains a credit facility providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring July 31, 2000. The borrowing base related to inventory is limited to $22.0 million from May through November and $17.0 million from December through April of each year. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $15.0 million at any one time. Borrowings under the revolving credit agreement bear interest at the bank's base (prime) rate less 0.65%, or at the Company's option, fixed over short term periods not to exceed six months at LIBOR plus 2.15 percentage points. Effective November 1, 1999, borrowings under the revolving credit agreement bear interest at the bank's base (prime) rate, or at the Company's option, LIBOR plus 2.80 percentage points. The availability of funding under the credit facility is subject to an annual pay-down provision whereby the principal balance, excluding letters of credit, must be paid down to $7.5 million, plus 80% of installment receivables. The pay-down requirement must be maintained for not less than 30 consecutive days between December 1 and March 1 of each fiscal year. The revolving line of credit is collateralized by substantially all of the assets of the Company.

All borrowings are subject to various covenants. The most restrictive covenants require a maximum debt to net worth ratio, quarterly measure of minimum tangible net worth and minimum net income over the most recent four quarters, a maximum annual spending level for capital assets and prohibit the payment of dividends to shareholders. As of October 3, 1999, the Company was in compliance with, or had received waivers for, all applicable covenants under the revolving line of credit agreement. As of October 3, 1999, the Company has borrowed $21.8 million against the revolving credit line compared to $5.8 million at January 3, 1999.

The Company has received a letter of intent from its existing primary lender to replace the current credit agreement. The proposed credit facility is for $25.0 million and has similar borrowing base and seasonal requirements as the existing credit agreement. Management anticipates that the proposed credit facility will liberalize covenants and maintain interest pricing at the bank's base (prime) rate.

Cash flows used in operating activities for the thirty-nine weeks ended October 3, 1999 were $16.0 million compared to $16.2 million for the same period last year. The most significant change in cash flows used in operating activities was the higher inventory levels which were primarily funded through an increase in accounts payable.

Cash flows used in investing activities for the thirty-nine weeks ended October 3, 1999 were $2.3 million compared to $1.5 million for the same period last year. The Company plans to expend approximately $2.5 million for capital additions during 1999. Planned capital additions have increased since the second quarter due to expanded warehouse facilities and related leasehold improvements.

Cash flows provided by financing activities during the thirty-nine weeks ended October 3, 1999 were $16.0 million compared to $17.7 million during the same period last year. The change in cash flows provided by financing activities during the first three quarters of 1999 versus last year was due to a public stock offering, completed in February 1998, under which the Company received net proceeds of $8.5 million. A portion of the proceeds were used to pay $3.4 million of subordinated notes payable and to repurchase all of the Company's Series A Preferred Stock for $1.0 million. The Company also received proceeds from the exercise of stock warrants and options totaling $1.7 million. Funding activities during 1999 have been provided solely through the Company's credit facility.

The Company believes that cash flow from operations and borrowing capacity under its revolving credit facility will be sufficient to fund operations for the next 12 months.

YEAR 2000. The statements in this section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Year 2000 issue is the result of computer programs accessing date information stored in a two-digit year format (99) as opposed to a four-digit year format (1999). Computer systems with this date representation and access method will be unable to accurately interpret dates beyond the year 1999. This inability could cause problems ranging from reporting errors to full system failures. The Company utilizes a relational database that stores dates in an internal format, which is sequentially numbered, either negative or positive, in relation to January 1, 1968. For example, November 5, 1998, is day 11267. Each time a date is utilized it is converted from the internal format to an external date format, thereby avoiding the use of a two-digit date representation. Therefore, management expects the impact of the Year 2000 on the Company's internal computer systems to be minimal.

The Company has completed a comprehensive project to prepare and test its computer systems, including all telecommunications and data communications systems, to ensure that they will be able to accurately process date information beyond the year 1999. The investigative and assessment phases of this project are completed. Initial program modifications and testing were completed in May 1998. Comprehensive system testing of this project began in the second quarter of 1999 and has been completed.

Costs associated with this Year 2000 compliance project are funded through cash flows from operations. Costs related to this project have totaled approximately $400,000.

The Company has contacted its critical suppliers of products and services to assess whether these suppliers' operations and the products and services they provide are Year 2000 compliant. The Company is continuing to monitor the progress of those suppliers who are in the planning or execution phase of their Year 2000 projects to ensure eventual compliance.

If the systems of the Company or other companies on whose services the Company depends, including the Company's customers, or with whom the Company's systems interface are not Year 2000 compliant, there could be a material adverse effect on the Company's financial condition or results of operations. At this time, the Company believes it is unnecessary to adopt a contingency plan, but as part of the overall project, the Company will continue to assess the need for a contingency plan.

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


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  27. Financial Data Schedule

(b)      Reports on Form 8-K

                 No reports on Form 8-K were filed during the thirteen weeks ended October 3, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE SPORTSMAN'S GUIDE, INC.


         Date:  November 12, 1999            /s/Charles B. Lingen
                                             --------------------
                                             Charles B. Lingen
                                             Senior Vice President Finance/CFO