Form 10-K405
period 1999-12-31
SPORTSMANS GUIDE INC
filed 2000-03-28
CIK 791450

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM                    TO

                         COMMISSION FILE NUMBER 0-15767
                           -------------------------
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

                           -------------------------

       Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $14,234,434 based on the last reported sale price of the Common Stock on such date on the NASDAQ National Market.

As of March 20, 2000, there were 4,748,810 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

     We are a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. We market and sell our merchandise through two primary channels:

     - main and specialty catalogs; and

     - a network of e-commerce Web sites.

     Our main and specialty catalogs offer high quality products at low prices and are advertised as The "Fun-to-Read" Catalog(R). Our network of Web sites includes www.sportsmansguide.com, our online retail store modeled on our print catalogs; www.bargainoutfitters.com, our new online liquidation outlet; and www.guideoutdoors.com, our soon to be launched community/destination portal for the outdoor enthusiast.

INDUSTRY OVERVIEW

     The Outdoor Sports Industry. Statistics from the National Sporting Goods Association and USDA Forest Survey estimate the 1998 outdoors market at $6.5 billion. In terms of sports, camping is the leading individual category at $1.8 billion, followed by hiking and hunting at $1 billion each, biking at $900 million and fishing at $800 million. In terms of participation, fishing is the leader appealing to 29.1% of Americans 16 years of age and older, biking draws 28.6% of this population, and camping and hiking draw 26.8% and 23.8%, respectively. In addition, 17% of men age 16 and older hunt.

     The Catalog Industry. The catalog shopping industry has experienced substantial growth over the past several years. The U.S. consumer catalog industry is expected to reach sales of approximately $119 billion by 2003. Between 1993 and 1998, U.S. consumer catalog sales growth outpaced that of the retail industry. An industry source estimates the size of the adult catalog shopper market will reach 158 million by 2001, up 44% from 1996. The majority of our sales fall within two large product segments of the U.S. catalog market: apparel and sporting goods. Together, the apparel and sporting goods segments represent approximately 27% of the total dollar volume of catalog sales in the United States. Since most direct mail catalogs are targeted to women, we believe the male catalog customer is an underserved segment of the market that represents a significant opportunity. We believe that our niche marketing focus on the value-oriented outdoor enthusiast, together with our product offerings and growing sales of general merchandise, have positioned us to continue to take advantage of opportunities within this large and expanding market.

     Growth of the Internet and E-Commerce. The Internet has emerged as a global medium, enabling millions of people to share information, communicate and conduct business electronically. International Data Corporation estimates that the number of worldwide Web users will grow from approximately 159 million worldwide in 1998 to approximately 410 million worldwide by the end of 2002. This rapid growth represents a significant opportunity for businesses to advertise and sell products online to both consumers and businesses. Business-to-consumer online transactions were approximately $8.0 billion in 1998 and it is anticipated that online consumer transactions will increase to approximately $60.2 billion by 2003.

OUR CATALOGS

     We publish main and specialty editions of The Sportsman's Guide catalog. We mailed approximately 80 million catalogs to existing and prospective customers in 1999.

     Format. Our catalogs are designed to be fun and entertaining. Every merchandise offering uses a highly promotional format that features various items at sale prices. Unique to us is our product description, or copy. The catalogs make creative and expansive use of art and copy to extensively describe products with humorous text, call-outs, photos, photo captions and caricatures. Copy is written in the first person from Gary Olen to the reader. The catalogs are perceived by customers as having entertainment value and are advertised as The "Fun-to-Read" Catalog(R). Excerpts from the catalogs have been featured in Jay Leno's "Headlines" segment on The Tonight Show. The copy has also been singled out for its excellence by various publications within the direct mail industry.

     Types and Purposes. Main catalog editions are mailed monthly and offer selections of our best selling products in a variety of product categories. We also use our main catalog as our primary prospecting catalog to test new names and new products. Response data from main catalog mailings is used to create specialty catalogs. New customers continue to receive monthly main catalogs in addition to specialty catalogs featuring the product categories in which they have shown an interest through past purchases.

     Specialty catalogs contain wide selections of products from a single product category. We identify the product categories for our specialty catalogs based on demand generated for certain categories in our main catalogs. During 1999, we published 39 specialty catalogs targeting buyers of footwear and apparel, deer hunting equipment, ammunition and shooting supplies, military surplus, camping equipment and holiday gifts.

     The specialty titles allow us to utilize a customized marketing plan for individual consumer groups thereby maximizing response rates and minimizing advertising costs as a percentage of sales. We believe that our specialty catalog titles have been an important component in our sales growth and have allowed us to expand our sales to existing customers and to broaden sales to new customers beyond our historical customer profile.

     Creative. All catalogs are created and designed in-house by our creative services department which produces the advertising copy and layouts for each catalog. Substantially all of the photographs used in the catalogs are taken at our in-house photo studio. Artwork and copy for the catalog are transmitted in digital format from our desktop publishing systems to a pre-press vendor and then to the printer, which prints and mails the catalogs. These capabilities allow us to preserve the catalog's distinctive character and allow us greater control of the catalog production schedule, which reduces the lead time necessary to produce catalogs. We are able to prepare and mail a catalog in approximately 75 days. This allows us to offer new merchandise quickly to our customers, thereby maximizing pricing opportunities while minimizing inventory carrying costs. Because we use a value-oriented sales approach, we are able to use a lower weight and grade of paper than our competitors to reduce our catalog production costs.

MERCHANDISING

     Our products originally were limited to a small selection of merchandise targeted to the deer hunter. Our product offerings have gradually evolved to a broader range of merchandise intended to appeal to the value-oriented outdoorsman. We offer a changing mix of products.

     Products. We offer a large selection of high value products at low prices. These products include clothing, footwear, hunting and shooting accessories, camping and outdoor recreation equipment, optics, collectibles, gift items and a diverse range of additional offerings. In the last five years, we have aggressively pursued a strategy to provide manufacturers' close-outs of name brand shoes, boots, apparel and general merchandise, as well as government surplus from around the world. Over time, our product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. The table below indicates our percentage of sales by product category for 1999.

      PRODUCT CATEGORY        % OF SALES
      ----------------        ----------
Clothing and Accessories.....   21.6%
Footwear.....................   21.5%
Hunting and Shooting
  Accessories................   14.5%
Camping and Outdoor
  Recreation.................    9.8%

      PRODUCT CATEGORY        % OF SALES
      ----------------        ----------
Optics.......................    5.4%
Domestics....................    5.4%
Electronics..................    5.2%
Novelty and Collectibles.....    3.1%
Personal Accessories.........    3.0%
Other........................   10.5%

     Merchandise Mix. We historically offered a changing mix of in-line products. In-line products are those products regularly available from manufacturers. As a complement to our value pricing approach, in 1996 we began aggressively pursuing manufacturers' close-outs of name brand shoes, boots, clothing, watches and other merchandise, which we offer to our customers at savings of 25% to 60% from original retail prices. We also offer military surplus from around the world, providing customers a low-cost alternative for items such as wool coats and pants, shirts, gloves, underwear, blankets, boots, sleeping bags, jackets, backpacks, skis and snowshoes.

     Our merchandising strategy has been to shift our merchandise mix to a larger percentage of manufacturers' close-outs, military surplus and other higher margin product categories including apparel and footwear, and to reduce the number of lower price point items, while maintaining a broad selection of products. This strategy has added to our customer base value-oriented customers who may not otherwise be identified as pure outdoorsmen. This strategy has also contributed to significant increases in our overall gross profit margins.

     Sourcing. Our buyers actively seek sources for products they believe will interest our targeted customers. We seek to maintain existing and develop new relationships with vendors to provide ongoing access to manufacturers' close-outs, military surplus, direct imports and other items. Buyers regularly attend trade shows, meet with vendors and make mass mailings and cold calls to locate high quality, low price, name brand merchandise as well as unusual or unique products. We frequently purchase large quantities of close-outs and other individual items on an opportunistic or when-available basis. The capability to purchase large quantities in a short time period makes us a unique and desirable outlet for manufacturers looking to sell overstocked or discontinued products.

     We purchase our merchandise from more than 1,000 suppliers and generally purchase all of our product needs for a particular item from one vendor. No single supplier accounted for more than 10% of our purchases during 1999, and we believe there are numerous sources for products in our merchandise categories.

     Selection. Our buyers and merchandising staff collectively select the merchandise to be offered to customers by evaluating product availability, pricing, historical demand, emerging merchandise trends and expected product profitability. Each product is hand-picked, and most are field tested by our buyers to ensure quality, functionality and proper sizing in order to maximize appeal to customers.

     Inventory Management. Once merchandise has been selected, our rebuyers are responsible for ordering all merchandise, determining the quantity and arrival date, managing inventory levels, assessing customer demand, adjusting estimates, canceling orders for slow-moving merchandise and reordering merchandise. Utilizing our information systems, buyers and rebuyers meet seven days following each catalog mailing to monitor product sales and take responsive action. Slow-moving merchandise is actively promoted through telemarketing, clearance sales, package stuffers or, when possible, is returned to the vendor.

     As part of our merchandise liquidation strategy, we maintain a retail outlet store at our primary warehouse and distribution facility in South St. Paul from which we sell discontinued, overstocked, returned and regular catalog merchandise. We opened a second retail store in Moundsview, Minnesota in 1997. The retail stores along with our recently launched bargainoutfitters.com Web site provide a liquidation outlet and serve to minimize inventory mark-downs.

     Catalog Content. The merchandise offered in our catalogs is determined based on estimated consumer demand and product availability. Close-outs and military surplus merchandise purchased in large quantities are normally placed in our main catalogs. If a supply of merchandise is limited, it is usually offered in a specialty catalog or is included in a multiple page insert in the main catalog mailed to a targeted customer segment. Numerous products are shown on each page giving the catalog a dense look and adding to our value-oriented image. Product sales are analyzed item by item to identify trends and help plan future merchandise offerings.

MARKETING

     Our marketing programs are based on gathering, analyzing and organizing information on our customers. We believe that because we offer such a broad mix of merchandise, it is particularly important for us to fully understand our customers.

     Customer Database. We maintain a proprietary customer database in which we store detailed information on each customer in our customer list, including demographic data and purchasing history. Our customer database contains over 4.4 million names, including over 1.1 million customers who have made purchases within the last 12 months and 260,000 opt-in e-mail addresses provided by customers. The customer database is updated regularly with information as new purchases are recorded.

     Customer Selection. We have developed our own customer selection models to segment our customer list according to many variables, allowing our marketing department to analyze each segment's buying patterns. We statistically validate the results of each of our catalog mailings. The data is used to further update the customer database to refine the frequency and selectivity of our catalog mailings in an effort to maximize response rates and profitability.

     List Development. Our new customer acquisition program is designed to cost-effectively identify and capture new customers that fit our customer profile. New customers are acquired principally through the use of targeted mailings to individuals identified through mailing lists rented or exchanged from other catalog companies, retail subscription lists, and lists of names compiled from businesses whose customers have interests similar to those of our customers. We are generally entitled to make one mailing to each name obtained through a rented or exchanged mailing list. If the prospect responds, the name is added to our database and may be freely used by us in the future. We are also pursuing new sources of prospective customers, such as those who request catalogs through advertising, through our Web site or from customer referrals. New customers accounted for approximately 15% of our sales during 1999.

     Once new customers are acquired, our objective is to maximize the long-term profit potential from these customers. With ongoing refinements in our approach to merchandising and marketing, we have increased the frequency and quantity of mailings to the most profitable segments of our existing customer list. Demographic and regression analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary modeling, are preformed to assist in merchandising and customer targeting and to increase sales to existing customers. Existing customers accounted for approximately 85% of our sales during 1999.

     Marketing Programs and Promotional Formats. We strive to develop promotional formats that will stimulate customer purchases. Successful promotional formats include catalog cover designs, different catalog covers or wraps, free gifts, and promotional tag lines such as "last chance" offers.

     We employ a disciplined approach to our marketing activities. We test a sample of new names before mailing to a new customer group, test price and shipping charge changes, test new list sources and test marketing programs and promotional formats before full-scale implementation to ensure customer acceptance and cost-effectiveness. Two significant, successful marketing programs implemented by us are a buyer's club and an installment payment plan.

     - Buyer's Club. Our buyer's club offers its members exclusive merchandise not offered to other customers as well as a merchandise discount of 10% on regularly priced items and 5% on sale items and special buys. Customers can purchase a one-year membership in our buyer's club for a $29.99 fee, or a two or three year membership for a fee of $53.99 and $80.99. We currently have more than 120,000 members in our buyer's club.

     - Installment Payment Plan. Our installment payment plan, known as the "G.O. Painless 4-Pay Plan," is available to credit card customers with orders of $100 or more. Payments under the plan consist of 25% of the merchandise charges, plus 100% of any shipping charges and buyer's club fees, if applicable, at the time of shipment with three equal installments in 30 day increments, which are automatically charged to the customer's credit card. No interest or additional fees are charged to customers who elect the 4-Pay Plan.

     Customer Service. A key element of our marketing strategy is our commitment to customer service. We have a toll-free customer service telephone line separate from our inbound ordering lines. We maintain a separate customer service department staffed with full-time customer service representatives who answer customer inquiries, reply to complaints and assist customers in returning merchandise. The customer service department personally responds to all customer correspondence. Our commitment to customer service is supported by our unconditional guarantee which allows customers to return merchandise for any reason and at any time for refund or exchange if they are not satisfied with the merchandise.

OUR INTERNET STRATEGY

     Our objective is to leverage our existing systems, expertise and infrastructure to become the leading marketer of value priced outdoor gear and general merchandise for outdoor enthusiasts and build the most heavily-trafficked outdoor destination Web site. The key elements of our strategy include:

     Develop Internet Customer Acquisition Program. We believe that building recognition for our Web sites is critical to our Internet customer acquisition program. We seek to attract new and retain existing customers through several methods, including:

     - Promotion in our Catalogs. Since our inception on the Internet, we have marketed our online retail store in our catalogs. We intend to continue to advertise in our catalogs, which have a planned circulation of approximately 60 million in 2000. To date, this marketing channel has been the principal marketing mechanism to reach our target audience.

     - Traditional and Internet Advertising. We intend to use traditional print media to promote our Web sites and our catalog business. We also intend to use Internet advertising to promote our brand name and specific merchandising opportunities.

     - Direct Marketing. We currently have a database of 4.4 million names, including 260,000 opt-in proprietary e-mail addresses. We plan to aggressively market to our existing database, including sending broadcast e-mails to our users promoting special product offerings. We are also planning sweepstakes to convert our catalog customers to online purchasers and to increase the overall number of our e-mail addresses.

     - Strategic Alliances. We believe we can enhance our brand names and increase our customer base through alliances with other Internet sites and online service providers. Our online store currently has anchor tenancy positions in the shopping areas on AOL.com, Lycos.com, Amazon.com zShops and the Yahoo! Store. We intend to expand our use of these kinds of relationships to build traffic and attract customers.

     Expand Depth and Breadth of Product Offerings. Our guideoutdoors.com site will carry deeper and more diverse product lines and merchandise categories than we have traditionally offered. The site will feature full-line and expanded product offerings at discount prices including merchandise for the active sportswoman and for those who enjoy extreme sports, biking, marine, fishing, hiking and archery.

     Create an Online Outdoor Community. In the second quarter of 2000, we plan to launch guideoutdoors.com, an online community for the outdoor enthusiast offering both e-commerce and community features. We believe our target audience places value on opportunities to interact with other outdoor enthusiasts through interactive services that we will offer, including free personalized e-mail, photo galleries, chat rooms and message boards. The content portion of the site will provide outdoor-related information updated daily, including articles on hunting, fishing and camping experiences, DNR information, local and national weather forecasts, tips and hints on planning an upcoming outdoor event, maps and outdoor, sports and other news.

     Provide E-Commerce and Fulfillment Solutions to Other Businesses. Our strengths in the catalog business as well as our ability to develop a network of e-commerce Web sites uniquely positions us to expand our Internet initiatives as well as provide e-commerce and fulfillment solutions to other businesses. In November 1999, we entered into an agreement to develop, build, maintain and support e-commerce storefronts on Web sites operated by North American Outdoor Group ("NAOG"). NAOG, the world's largest affinity membership organization with over 3.6 million members, operates a number of special interest clubs. We are responsible for providing e-commerce solutions for NAOG's fishing and hunting club sites, including merchandising, warehousing, distribution and fulfillment. Orders on these sites will be our sales with NAOG receiving a commission.

OUR WEB SITES

     Our network of Web sites, The GuideOutdoors Network(TM), includes those that offer online shopping as well as a soon to be launched online destination site with content-rich resources and information for the outdoor enthusiast. The GuideOutdoors Network(TM) will initially include the following three sites:

     - SPORTSMANSGUIDE.COM, our online retail store;

     - BARGAINOUTFITTERS.COM, our online liquidation outlet; and

     - GUIDEOUTDOORS.COM, our community/destination portal for the outdoor enthusiast.

     sportsmansguide.com. Our sportsmansguide.com site is our online retail store. The site was launched in April 1998 as an e-commerce site. We began posting our catalogs and full product offerings on the site in February 1999. Our online retail store generated over $12.0 million in sales in 1999 compared to $1.1 million in 1998. Product sales on the site accounted for over 10% of our sales in the fourth quarter of 1999 compared to less than 1% for all of 1998. The site averaged approximately 14,000 user sessions per day with an average user session length of 16 minutes in the fourth quarter of 1999.

     Our sportsmansguide.com site is modeled on our print catalogs. The site translates the distinctive look and editorial voice of our print catalog onto the Internet, adding interactive functionality to make shopping an entertaining experience. The site is designed to be fun-to-read and easy to use, enabling the ordering process to be completed with a minimum of customer effort. The site is advertised as The "Fun-to-Browse" Website(R). The site allows customers to order merchandise from print media, view current catalogs and request mailed catalog copies. E-mail addresses are collected through an optional program. E-mail broadcast messages, which include a variety of specialized product offerings, are delivered to 260,000 participating customers on a weekly basis.

     Through our relationship with Banta Digital Group, we have automated the re-purposing of our printed catalog pages for publication on our Web site. The digital pre-press of our catalog pages automatically flows to the Web site, enabling us to post entire catalogs on the site and giving the site the look and feel of our catalogs.

     bargainoutfitters.com. Our bargainoutfitters.com site is our online liquidation outlet launched in November 1999. The site is initially dedicated to offering clothing and footwear products that are deeply discounted, discontinued or overstocked.

     guideoutdoors.com. Our guideoutdoors.com site is our community/destination portal offering e-commerce and content for the online outdoor enthusiast. The site is scheduled to be launched in the second quarter of 2000. We believe the site will be unique in its combination of name brand quality, discount pricing and breadth of product offerings, all within a community environment. The site will offer full-line selections of camping, fishing, footwear, clothing, hunting, archery, marine, extreme sports, biking and hiking products at discount prices. The community content will provide a broad and deep selection of resources and information updated daily covering all aspects of the outdoor experience. Personalized Web pages will include articles on hunting, fishing and camping experiences, DNR information, local and national weather forecasts, tips and hints on planning an upcoming outdoor event, photo galleries, chat rooms, message boards, maps, free personalized e-mail and outdoor, sports and other news. The site will include links to our online retail store and liquidation outlet sites.

OPERATIONS AND FULFILLMENT

     Inbound Calls. We maintain an in-house call center. Approximately 72% of customer orders are placed through our toll-free telephone lines which are staffed 24 hours per day, seven days a week, while 20% of orders are received by mail or facsimile and 8% are received at our Web site. Our telephone system consists of an expandable AT&T GR3 digital switch which currently has twelve T-1 lines. Computer telephony integration software identifies the caller and, if known, accesses the customer's records simultaneously with answering the call. When fully staffed, our in-house call center has the capacity of handling up to 2,750 calls per hour on average.

     We also contract with outside call centers to handle calls on an as-needed basis. If calls become backlogged or in the event of telephone system failure, back-up systems and rerouting capabilities allow the outside call centers to handle inbound telephone orders. The outside call centers have access to inventory availability and allow us to maintain our call standards.

     Order Entry. Our telemarketing department is staffed with individuals who are familiar with the products offered in the catalogs and can offer assistance to customers on availability, color, size, and other information. Telemarketers use a catalog sales system with pre-written merchandise descriptions and sales offers and are provided monetary incentives to sell additional merchandise to customers who order by phone. During 1999, add-on sales averaging $10 per order were made to approximately 31% of all inbound phone orders taken by our in-house call center.

     Processing of customer orders is coordinated and handled by our on-line order entry system. Telephone orders are entered directly into the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks including credit authorization, order picking, packing and shipment. During 1999, our on-line order processing system handled in excess of
2.2 million orders.

     Credit and Payment Terms. Customers can pay for orders by major credit card or check. Orders are shipped after credit card charges are approved or checks are received. Charges are not billed to customer credit cards until the orders are ready for shipment.

     Picking and Packing. Through our fulfillment and delivery methods, we strive to be a low cost operator in the direct mail industry. We use an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. Packers are provided monetary incentives to ensure accuracy of orders, which has contributed to our distribution accuracy rate in excess of 99% during 1999. We are able to fulfill and ship in excess of 25,000 packages per day. We believe we have sufficient additional capacity available for the foreseeable future which can be utilized by adding more shifts and weekends.

     Shipping. We promise next business day shipping on orders received by 7 p.m. for in-stock merchandise and same day shipping for online orders. Virtually all of our merchandise is stocked at, and shipped from, our two warehouse and distribution facilities in South St. Paul and Mendota Heights, Minnesota, although a small percentage of merchandise is drop-shipped directly to the customer by specific vendors. We primarily utilize the U.S. Postal Service and, to a lesser extent, United Parcel Service for shipment of merchandise to customers. Ammunition is shipped exclusively via UPS. We utilize a consolidating shipper for delivery of merchandise to the U.S. Postal Service. A shipping fee is charged on each customer order based on the total dollar amount ordered. We will expedite shipping for an additional fee.

     Inventory Control. Our merchandise mix results in our maintaining a broad selection of products as well as large quantities of individual products. Consequently, inventory management is an important component of our operations. We employ a cycle count, or perpetual inventory, procedure which eliminates wall-to-wall physical counts and resulted in 99.8% inventory accuracy during 1999.

     Returns. We maintain an unconditional return policy which permits customers to return merchandise for any reason at any time for refund or exchange. Returned merchandise is restocked, sold in the retail outlets, returned to the supplier or scrapped. Returns processors are provided monetary incentives to ensure accuracy of returns processing.

     Seasonal Staffing. We adjust the number of employees to meet variable demand levels, particularly during the peak selling season, which includes the months of November and December. To meet increased order volume during our peak selling season, we hire a significant number of temporary employees.

INFORMATION SYSTEMS AND TECHNOLOGY

     We have developed an integrated management information system which is fully redundant. In addition to on-line order entry and processing, the information system also provides support for merchandising, inventory management, marketing, and financial and management reporting. The on-line access to information allows management to monitor daily trends and the performance of merchandise and planning functions.

     Our main hardware platform is the IBM RISC 6000 series of computers. We use a Unidata database operating system.

COMPETITION

     The direct marketing industry includes a wide variety of specialty and general merchandise retailers in a highly competitive and fragmented business environment. We sell our products to customers in all 50 states and compete in the purchase and sale of merchandise with all retailers. Our competitors include:

     - other outdoor/hunting mail order catalogs, including Bass Pro Shops Inc. and Cabela's Inc.;

     - discount retailers such as Wal-Mart Stores, Inc. or Kmart Corporation;

     - Web sites maintained by online retailers of footwear, clothing and outdoor gear;

     - Internet portals and online service providers that feature shopping services, such as America Online, Inc., Yahoo! Inc., Excite Inc. and Lycos, Inc.; and

     - Internet content-based providers that target the outdoor enthusiast such as GORP.com, Inc. and All Outdoors, Inc.

     Some of our competitors are larger and have substantially greater financial, marketing and other resources than us.

REGULATION

     We are subject to federal, state and local laws and regulations which affect our catalog mail order operations. Federal Trade Commission regulations, in general, govern the solicitation of orders, the information provided to prospective customers, and the timeliness of shipments and refunds. In addition, the Federal Trade Commission has established guidelines for advertising and labeling many of the products we sell.

     We are also subject to a variety of state laws and regulations relating to, among other things, advertising, pricing, charging and collecting state sales or use tax and product safety/restrictions. Some of these laws prohibit or limit the sale, in certain states and locations, of certain items we offer such as black powder firearms, ammunition, bows, knives and similar products. State and local government regulation of hunting can also affect our business.

     Because we import products for sale, we are subject to U.S. customs laws and regulations pertaining to proper item classification, quotas, payment of duties and tariffs, and maintenance of documentation and internal control programs.

     There are few laws and regulations directed specifically at electronic commerce on the Internet. However, given the increased use of the Internet for both mass communications and commerce, new laws and regulations may be adopted covering a variety of areas such as collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, distribution and quality of goods and services.

SERVICE MARKS

     Our service marks "The Sportsman's Guide," "The 'Fun-to-Read' Catalog" and "The 'Fun-to Browse' Website" have been registered with the United States Patent and Trademark Office. "The Sportsman's Guide" mark has also been registered in Canada. Applications to register "GuideOutdoors" and "Bargain Outfitters" in the U.S. are pending. A service mark is a word or symbol used to identify, distinguish and indicate the source of services.

EMPLOYEES

     As of December 31, 1999, we employed 875 associates, including full-time and part-time staff. During 1999, our seasonal employment ranged from a high of approximately 900 employees, plus additional contracted temporary workers, in November to a low of approximately 700 employees in the summer. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal offices are located at 411 Farwell Avenue, South Saint Paul, Minnesota 55075. We lease approximately 330,000 square feet at this facility under a net lease expiring March 2004 and lease an additional distribution facility of approximately 202,000 square feet in Mendota Heights, Minnesota under a net lease expiring July 2003. We also lease approximately 14,000 square feet in Moundsview, Minnesota where we maintain a retail outlet store.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any pending proceedings other than litigation which is incidental to our business and which we believe is not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our executive officers is set forth in Part III,
Item 10 of this report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market under the symbol "SGDE" since February 5, 1998. Prior to that date our common stock was traded in the local over-the-counter market, but such trading was limited and sporadic.

     The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market for periods since February 5, 1998, and the high and low closing bid quotations for our common stock in the local over-the-counter market as reported by Metro Data Company for periods prior to February 5, 1998. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                                HIGH    LOW
                                                                ----    ---
1998
  First Quarter.............................................    7 1/4   5 1/4
  Second Quarter............................................   10 1/4   3 5/8
  Third Quarter.............................................    4 3/4   3
  Fourth Quarter............................................      8     2 7/8
1999
  First Quarter.............................................    7 3/4   4 5/8
  Second Quarter............................................    6 7/8   4 1/4
  Third Quarter.............................................    6 1/8   3 1/2
  Fourth Quarter............................................    4 1/8   2 3/16

HOLDERS

     As of March 20, 2000, there were approximately 330 holders of record of our common stock.

DIVIDENDS

     We have not previously declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for use in our business in the foreseeable future. We are prohibited from paying and declaring cash dividends under the terms of our revolving credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial and operating data for the periods indicated. The Statement of Operations Data and Balance Sheet Data as of and for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from our financial statements audited by Grant Thornton LLP, independent certified public accountants. The Selected Operating Data as of and for the periods indicated were derived or computed from our circulation or accounting records or the Statement of Operations Data identified above. Our business is impacted by seasonal fluctuations and, therefore, interim results are not necessarily indicative of results to be expected for the full year. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto.

                                                           YEARS ENDED DECEMBER 31,(1)
                                               ----------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                               --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales........................................  $162,515   $142,876   $128,113   $112,270   $101,832
Cost of sales................................    97,631     83,886     76,234     72,200     67,137
                                               --------   --------   --------   --------   --------
    Gross profit.............................    64,884     58,990     51,879     40,070     34,695
Selling, general and administrative
  expenses...................................    63,758     55,915     46,830     36,014     35,924
                                               --------   --------   --------   --------   --------
    Earnings (loss) from operations..........     1,126      3,075      5,049      4,056     (1,229)
Interest expense.............................    (1,109)      (883)    (1,266)      (981)      (943)
Miscellaneous income (expense), net..........         1        (30)        (4)        11         73
                                               --------   --------   --------   --------   --------
    Earnings (loss) before income taxes......        18      2,162      3,779      3,086     (2,099)
Income tax expense (benefit).................         6        746      1,304        759       (355)
                                               --------   --------   --------   --------   --------
    Net earnings (loss)......................  $     12   $  1,416   $  2,475   $  2,327   $ (1,744)
                                               ========   ========   ========   ========   ========
Net earnings (loss) per share(2):
  Basic......................................  $     --   $    .32   $   1.06   $   1.00   $   (.75)
                                               ========   ========   ========   ========   ========
  Diluted....................................  $     --   $    .31   $    .85   $    .96   $   (.75)
                                               ========   ========   ========   ========   ========
Weighted average shares outstanding(2):
  Basic......................................     4,748      4,434      2,336      2,334      2,334
                                               ========   ========   ========   ========   ========
  Diluted....................................     4,818      4,616      2,919      2,431      2,334
                                               ========   ========   ========   ========   ========
SELECTED OPERATING DATA:
Catalog sales................................  $150,381   $141,792   $128,113   $112,270   $101,832
Internet sales(3)............................    12,134      1,084         --         --         --
Gross profit as a percentage of sales........      39.9%      41.3%      40.5%      35.7%      34.1%
Total catalogs mailed........................    80,289     75,041     60,593     42,908     54,436
Total active customers(4)....................     1,153      1,133      1,094      1,017      1,034
BALANCE SHEET DATA:
Working capital (deficit)(5).................  $ 11,269   $ 12,491   $  2,658   $  3,612   $ (2,463)
Total assets.................................    53,496     43,903     37,214     27,890     23,709
Note payable-bank............................    12,598      5,775      1,690      1,497        965
Subordinated notes payable...................        --         --      3,414      3,414      3,414
Long-term liabilities excluding trade
  creditors' obligation and subordinated
  notes payable..............................       210        485        609        678        287
Shareholders' equity.........................    17,014     16,995      6,365      3,875      1,548

-------------------------
(1) Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 1999, 1997, 1996 and 1995 consisted of 52 weeks and 1998 consisted of 53 weeks.

(2) See Note A-10 in the notes to financial statements.

(3) "Internet sales" are defined as sales derived from our sportsmansguide.com Web site, catalog orders processed online and online offers placed by telephone.

(4) An "active customer" is defined as a customer who has purchased merchandise from us within 12 months preceding the end of the period indicated.

(5) Working capital at December 31, 1995 and 1997 reflects the effect of the subordinated notes payable being classified as current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. We market and sell our merchandise through main and specialty catalogs and a network of e-commerce Web sites. Our main and specialty catalogs offer high quality products at low prices and are advertised as The "Fun-to-Read" Catalog(R). Our network of Web sites includes www.sportsmansguide.com, our online retail store modeled on our print catalogs, www.bargainoutfitters.com, our new online liquidation outlet, and www.guideoutdoors.com, our soon to be launched community/destination portal for the outdoor enthusiast.

     Our business was started in 1970 by Gary Olen, our Chairman and Chief Executive Officer. Over time, our product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers' close-outs and other merchandise lines. Due in large part to the success of this strategy and enhancements to our management team, our sales increased from $38 million in 1992 to over $160 million in 1999.

     Our Internet sales have grown rapidly over the last year. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $12.0 million in sales in 1999 compared to $1.1 million in 1998. Product sales on the site accounted for over 10% of our sales in the fourth quarter of 1999 compared to less than 1% for all of 1998.

FISCAL YEAR

     Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 1999 and 1997 consisted of 52 weeks and 1998 consisted of 53 weeks.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information from our Statements of Earnings expressed as a percentage of sales.

                                                              YEARS ENDED DECEMBER 31,
                                                             ---------------------------
                                                             1999       1998       1997
                                                             -----      -----      -----
Sales....................................................    100.0%     100.0%     100.0%
Cost of sales............................................     60.1       58.7       59.5
                                                             -----      -----      -----
  Gross profit...........................................     39.9       41.3       40.5
Selling, general and administrative expenses.............     39.2       39.1       36.6
                                                             -----      -----      -----
  Earnings from operations...............................      0.7        2.2        3.9
Interest and miscellaneous expense, net..................      0.7        0.7        1.0
                                                             -----      -----      -----
  Earnings before income taxes...........................       --        1.5        2.9
Income tax expense.......................................       --        0.5        1.0
                                                             -----      -----      -----
  Net earnings...........................................       --%       1.0%       1.9%
                                                             =====      =====      =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     Sales. Sales for 1999 of $162.5 million were $19.6 million or 13.7% higher than sales of $142.9 million for 1998. The increase in sales was primarily due to a 7% increase in catalog mailings, increases in Internet related sales and an increase in average order size of approximately 6%, offset somewhat by lower catalog customer response rates. Internet sales increased in 1999 to 7.5% of sales compared to approximately 1% of sales in 1998. Internet sales are defined as those that are derived from our Web sites, catalog orders processed online and online offers placed by telephone. Management believes that catalog customer response rates were impacted throughout the entire year by higher than planned saturation resulting from the increased number of catalog editions mailed to existing customers and by an unusually high percentage of catalogs undelivered or delivered late by the United States Postal Service during the third and fourth quarters. In addition, response rates were impacted by unseasonably warm weather during the fourth quarter which lowered demand for cold weather products. We mailed 51 catalog editions, including 39 specialty editions, during 1999 compared to 36 catalog editions, including 25 specialty editions, during 1998.

     Gross returns and allowances for 1999 were $15.8 million or 8.8% of gross sales compared to $15.0 million or 9.5% of gross sales in 1998. Gross returns and allowances decreased as a percent of sales during the year due to a general improvement in return rates across most product categories versus 1998 and actual return rates on 1998 catalogs being lower than previously estimated.

     Gross Profit. Gross profit for 1999 was $64.9 million or 39.9% of sales compared to $59.0 million or 41.3% of sales in 1998. The decrease in gross profit as a percent of sales for the year was primarily due to higher distribution costs and lower shipping and handling margins, offset somewhat by higher retail product margins. Distribution expense as a percent of sales was up primarily due to higher wage rates and higher merchandise handling costs, the latter associated with increased inventory levels and increased number of stock keeping units. Shipping and handling margins were down primarily due to higher than normal backorder levels which increased the number of shipments per order, increases in the average weight of outbound shipments and rate increases in parcel post. Rate increases from the United States Postal Service as well as other parcel post carriers were effective during the first quarter of 1999. Retail product margins were up due to a larger volume of higher margin close-outs and direct import merchandise.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $63.8 million or 39.2% of sales during 1999 compared to $55.9 million or 39.1% of sales during 1998. The dollar increase was primarily due to the 7% increase in catalog circulation and higher facility costs associated with increases in inventory levels. Total circulation was 80 million catalogs in 1999 compared to 75 million catalogs during 1998. The increase in catalog circulation was due to the planned increase in the number of specialty catalog editions. Advertising expense for 1999 was $38.2 million or 23.5% of sales compared to $33.9 million or 23.7% of sales for 1998. The decrease in advertising expense as a percent of sales was primarily due to higher average order size and Internet sales, offset somewhat by lower catalog customer response rates.

     Earnings from Operations. Earnings from operations were $1.1 million or 0.7% of sales during 1999 compared to $3.1 million or 2.2% of sales during 1998.

     Interest Expense. Interest expense for 1999 was $1.1 million compared to $883,000 for the same period last year. The increase in interest expense was largely due to increased inventory levels associated with the increase in overall sales volume and product category expansion.

     Income Taxes. Income tax expense for 1999 was $6,000 compared to $746,000 during 1998. Our effective tax rate was 34.5% for both years.

     Net Earnings. Net earnings for 1999 were $12,000 compared to $1.4 million or 1.0% of sales during 1998.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     Sales. Sales for 1998 of $142.9 million were $14.8 million or 11.5% higher than sales of $128.1 million for 1997. The increase in sales was due to a 24% increase in catalog circulation, offset partially by lower customer response rates resulting from the increased number of catalog editions mailed to existing customers and lower customer demand on cold weather products. Sales during the traditionally busy fourth quarter were down from plan due to lower customer response levels. Management believes that unseasonably warm weather throughout the recent fourth quarter and first quarter of 1998 resulted in significantly less demand for cold weather products, lowering overall customer response rates for the respective quarters and entire year. We mailed 36 catalog editions, including 25 specialty editions, during 1998 compared to 29 catalog editions, including 18 specialty editions, during 1997.

     Gross returns and allowances for 1998 were $15.0 million or 9.5% of gross sales compared to $14.9 million or 10.4% of gross sales in 1997. Gross returns and allowances as a percent of sales decreased during the year due to actual return rates on new specialty catalogs and product categories being less than originally estimated during 1997.

     Gross Profit. Gross profit for 1998 was $59.0 million or 41.3% of sales compared to $51.9 million or 40.5% of sales in 1997. The increase in gross profit as a percent of sales was primarily due to higher retail product margins resulting from offering a larger percentage of higher margin manufacturers' close-outs and direct import merchandise within the clothing and footwear categories. In addition, higher retail product margins were affected by higher shipping and handling margins resulting from a planned price increase.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $55.9 million or 39.1% of sales during 1998 compared to $46.8 million or 36.6% of sales during 1997. The dollar increase was primarily due to the 24% increase in catalog circulation. Total circulation during 1998 was 75 million catalogs compared to 61 million catalogs during 1997. The increase in catalog circulation was due to the planned increase in the number of specialty catalog editions. Advertising expense for 1998 was $33.9 million or 23.7% of sales compared to $27.5 million or 21.4% of sales for 1997. The increase as a percent of sales was primarily due to lower customer response rates associated with the number of catalog editions mailed to existing customers and lower customer response on cold weather products primarily during the fourth quarter which management believes was caused by warmer than normal temperatures during the past two winter seasons.

     Earnings from Operations. Earnings from operations were $3.1 million or 2.2% of sales during 1998 compared to $5.0 million or 3.9% of sales in 1997.

     Interest Expense. Interest expense for 1998 was $883,000 compared to $1.3 million for the same period last year. The decrease was primarily due to the availability of additional working capital provided by a public offering of common stock and retirement of subordinated notes payable, both completed in February 1998.

     Income Taxes. Income tax expense for 1998 was $746,000 compared to $1.3 million during 1997. Our effective tax rate was 34.5% for both years.

     Net Earnings. Net earnings for 1998 were $1.4 million or 1.0% of sales compared to $2.5 million or 1.9% of sales during 1997.

SEASONALITY AND QUARTERLY RESULTS

     The majority of our sales historically occur during the second half of the year. The seasonal nature of our business is due to our focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. We expect this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth quarters, we incur significant additional expenses for hiring employees and building inventory levels. Management believes that sales during the fall and winter months of 1999 and 1998 were negatively impacted by unseasonably warmer than normal temperatures.

     The following table provides certain unaudited financial information for each of the quarters shown.

                               FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                               -------------   --------------   -------------   --------------
                                                       (IN THOUSANDS)
1999
  Sales......................     $38,384         $32,683          $34,659         $56,789
  Gross profit...............      15,314          13,453           13,169          22,948
  Earnings (loss) from
     operations..............         765             391           (1,378)          1,348
  Net earnings (loss)........         428             133           (1,146)            597
1998
  Sales......................     $31,697         $28,273          $30,423         $52,483
  Gross profit...............      13,292          12,437           12,464          20,797
  Earnings from operations...       1,168             323              609             975
  Net earnings...............         656              79              212             469

LIQUIDITY AND CAPITAL RESOURCES

     We typically meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit. On February 10, 1998, we received net proceeds of $8.5 million from the sale of 1.6 million shares of our common stock through a public offering. We used a portion of the offering proceeds to pay $3.4 million of subordinated notes payable and repurchase all of our Series A Preferred Stock for $1.0 million. We are using the remaining $4.1 million as additional working capital.

     Working Capital. We had working capital of $11.3 million as of December 31, 1999 compared to $12.5 million as of December 31, 1998, with current ratios of
1.3 to 1.0 and 1.5 to 1.0, respectively. The decrease of $1.2 million was primarily due to increased borrowings to fund the purchase of property and equipment. Our working capital requirements increased during 1999 compared to 1998 as a result of higher inventory levels and lower inventory turnover which are consistent with our strategic plan to increase product categories and product margins through purchasing more direct imports. We purchase large quantities of manufacturers' close-outs and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs. Our revolving credit facility increased from $20.0 million in 1998 to $25.0 million in 1999.

     We offer our customers an installment credit plan with no finance fees, known as the "G.O. Painless 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $4.1 million at December 31, 1999 compared to $3.2 million at December 31, 1998. The installment plan will continue to require the allocation of working capital which we expect to fund from operations and availability under our revolving credit facility.

     In December 1999 we entered into a Credit and Security Agreement with Norwest Bank Minnesota, National Association providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 55% of inventory plus 80% of trade accounts receivable. Borrowings bear interest at the bank's prime rate less 0.25%, subject to a 0.25% decrease if we achieve net earnings of $1.0 million in 2000. The revolving credit line is collateralized by substantially all of our assets.

     All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax net loss, quarterly measurement of year-to-date earnings (loss), maximum debt to net worth ratio, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. As of December 31, 1999, we were in compliance with all applicable covenants under the revolving line of credit agreement. As of December 31, 1999, we had borrowed $12.6 million against the revolving credit line compared to $5.8 million at December 31, 1998. Outstanding letters of credit were $1.5 million at the end of 1999 compared to $1.1 million at the end of 1998.

     Operating Activities. Cash flows used in operating activities during 1999 were $6.3 million compared to $5.2 million in 1998. The increase in cash used in operations was primarily the result of decreased net earnings and increased inventory levels, both partially offset by checks written in excess of bank balances.

     Cash flows used in operating activities during 1998 were $5.2 million compared to cash flows generated from operating activities of $1.2 million in 1997. The increase in cash used in operations was primarily the result of decreased net earnings and increased inventory levels.

     Investing Activities. Cash flows used in investing activities during 1999 were $2.8 million compared to $2.2 million in 1998. During 1999, we expanded our warehouse facilities and, as a result, expended funds for leasehold improvements. We also used funds for machinery and equipment, additional computer equipment and software, to purchase telephone equipment that was previously leased and expanded our creative services and photo studio departments.

     Cash flows used in investing activities during 1998 were $2.2 million compared to $1.4 million in 1997. During 1998, we purchased our main computer servers that were previously leased and enhanced our primary office and warehouse facility through leasehold improvements after extending the lease term an additional five years. We also expended funds for machinery and equipment, additional computer equipment and software to support our growing sales volume.

     Financing Activities. Cash flows provided by financing activities during 1999 were $6.8 million compared to $9.7 million during 1998. Cash flows provided by financing activities during 1999 were primarily comprised of advances made under the revolving credit line. Cash flows provided by financing activities during 1998 were primarily related to a public stock offering under which we received $8.5 million in net proceeds. A portion of the proceeds was used to pay $3.4 million of subordinated notes payable and to repurchase all of our Series A Preferred Stock for $1.0 million. We also received proceeds from the exercise of stock warrants and options totaling $1.6 million.

     We believe that the cash flow from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months.

YEAR 2000

     We did not experience any Year 2000 related disruptions to our business. We will continue to monitor all of our computer systems to ensure the ongoing integrity of data processing. To our knowledge, none of our critical suppliers have experienced any significant Year 2000 related problems. We are continuing to monitor the progress of those suppliers to ensure Year 2000 compliance.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our catalogs and Internet offerings as well as the risk factors described in Exhibit 99 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and schedules are included herein:

                                                                PAGE
                                                                ----
Financial Statements:
Report of Independent Certified Public Accountants..........     22
Balance Sheets as of December 31, 1999 and 1998.............     23
Statements of Earnings for the years ended December 31,
  1999, 1998 and 1997.......................................     24
Statements of Changes in Shareholders' Equity for the years
  ended December 31, 1999, 1998 and 1997....................     25
Statements of Cash Flows for the years ended December 31,
  1999, 1998 and 1997.......................................     26
Notes to Financial Statements...............................     27
Financial Statement Schedule:
Schedule II -- Valuation and Qualifying Accounts for the
  years ended December 31, 1999, 1998 and 1997..............     36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
The Sportsman's Guide, Inc.

     We have audited the accompanying balance sheets of The Sportsman's Guide, Inc. as of December 31, 1999 and 1998 and the related statements of earnings, changes in shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman's Guide, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     We have also audited schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 10, 2000

                          THE SPORTSMAN'S GUIDE, INC.

                                 BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                          DECEMBER 31,    DECEMBER 31,
                                                              1999            1998
                                                          ------------    ------------
                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $    --         $ 2,303
  Accounts receivable -- net..........................        4,944           3,931
  Inventory...........................................       37,403          27,855
  Promotional material................................        4,435           3,968
  Prepaid expenses....................................          759             857
                                                            -------         -------
     Total current assets.............................       47,541          38,914
PROPERTY AND EQUIPMENT -- NET.........................        5,764           4,798
OTHER ASSETS..........................................          191             191
                                                            -------         -------
     Total assets.....................................      $53,496         $43,903
                                                            =======         =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Checks written in excess of bank balances...........      $ 2,425         $    --
  Notes payable -- bank...............................       12,598           5,775
  Current maturities of long-term debt................           30              30
  Accounts payable
     Trade............................................       16,002          15,726
     Related parties..................................           66             294
  Accrued expenses....................................        1,809           1,556
  Customer deposits and other liabilities.............        3,342           3,042
                                                            -------         -------
     Total current liabilities........................       36,272          26,423
LONG-TERM LIABILITIES
  Long-term debt......................................           40              78
  Deferred income taxes...............................          170             407
                                                            -------         -------
     Total liabilities................................       36,482          26,908
COMMITMENTS AND CONTINGENCIES.........................           --              --
SHAREHOLDERS' EQUITY
  Common Stock -- $.01 par value; 36,800,000 shares
     authorized; 4,747,810 and 4,746,560 shares issued
     and outstanding at December 31, 1999 and 1998....           47              47
  Additional paid-in capital..........................       11,562          11,555
  Retained earnings...................................        5,405           5,393
                                                            -------         -------
     Total shareholders' equity.......................       17,014          16,995
                                                            -------         -------
     Total liabilities and shareholders' equity.......      $53,496         $43,903
                                                            =======         =======

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                             STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Sales............................................    $162,515    $142,876    $128,113
Cost of sales....................................      97,631      83,886      76,234
                                                     --------    --------    --------
     Gross profit................................      64,884      58,990      51,879
Selling, general and administrative expenses.....      63,758      55,915      46,830
                                                     --------    --------    --------
     Earnings from operations....................       1,126       3,075       5,049
Interest expense.................................      (1,109)       (883)     (1,266)
Miscellaneous income (expense), net..............           1         (30)         (4)
                                                     --------    --------    --------
     Earnings before income taxes................          18       2,162       3,779
Income tax expense...............................           6         746       1,304
                                                     --------    --------    --------
     Net earnings................................          12    $  1,416    $  2,475
                                                     ========    ========    ========
Net earnings per share:
     Basic.......................................    $     --    $   0.32    $   1.06
                                                     ========    ========    ========
     Diluted.....................................    $     --    $   0.31    $   0.85
                                                     ========    ========    ========
Weighted average common and common equivalent
  shares outstanding:
     Basic.......................................       4,748       4,434       2,336
                                                     ========    ========    ========
     Diluted.....................................       4,818       4,616       2,919
                                                     ========    ========    ========

     The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   PREFERRED STOCK    COMMON STOCK     ADDITIONAL
                                   ---------------   ---------------    PAID-IN     RETAINED
                                   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     EARNINGS
                                   ------   ------   ------   ------   ----------   --------
Balances at December 31, 1996...     20      $--     2,334     $23      $ 2,350      $1,502
  Exercise of stock options.....     --       --         5      --           15          --
  Net earnings for the year
     ended December 31, 1997....     --       --        --      --           --       2,475
                                    ---      ---     -----     ---      -------      ------
Balances at December 31, 1997...     20       --     2,339      23        2,365       3,977
  Net proceeds from sale of
     common stock...............     --       --     1,600      16        8,450          --
  Repurchase of preferred
     stock......................    (20)      --        --      --       (1,000)         --
  Exercise of stock options and
     warrants...................     --       --       808       8        1,584          --
  Other.........................     --       --        --      --          156          --
  Net earnings for the year
     ended December 31, 1998....     --       --        --      --           --       1,416
                                    ---      ---     -----     ---      -------      ------
Balances at December 31, 1998...     --       --     4,747      47       11,555       5,393
  Exercise of stock options.....     --       --         1      --            7          --
  Net earnings for the year
     ended December 31, 1999....     --       --        --      --           --          12
                                    ---      ---     -----     ---      -------      ------
Balances at December 31, 1999...     --      $--     4,748     $47      $11,562      $5,405
                                    ===      ===     =====     ===      =======      ======

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         YEARS ENDED DECEMBER 31,
                                                        ---------------------------
                                                         1999      1998      1997
                                                        -------   -------   -------
Cash flows from operating activities:
  Net earnings......................................    $    12   $ 1,416   $ 2,475
     Adjustments to reconcile net earnings to net
       cash provided by (used in) operating
       activities:
          Depreciation and amortization.............      1,852     1,496     1,416
          Deferred income taxes.....................       (237)      (87)        8
          Other.....................................         10       164       (50)
          Changes in assets and liabilities:
             Accounts receivable....................     (1,013)      249    (1,142)
             Inventory..............................     (9,548)   (4,014)   (6,076)
             Promotional material...................       (467)     (254)   (1,520)
             Prepaid expenses.......................         98       306      (625)
             Checks written in excess of bank
               balances.............................      2,425    (2,383)   (1,156)
             Accounts payable.......................         48    (1,316)    6,626
             Accrued expenses.......................        253      (683)      430
             Customer deposits and other
               liabilities..........................        300       (66)      830
                                                        -------   -------   -------
             Cash flows provided by (used in)
               operating activities.................     (6,267)   (5,172)    1,216
Cash flows from investing activities:
  Purchases of property and equipment...............     (2,841)   (2,030)   (1,377)
  Other.............................................         --      (191)       --
                                                        -------   -------   -------
     Cash flows used in investing activities........     (2,841)   (2,221)   (1,377)
Cash flows from financing activities:
  Net proceeds from revolving credit line...........      6,823     4,085       193
  Payments on long-term debt........................        (25)   (3,447)      (47)
  Proceeds from exercise of stock options and
     warrants.......................................          7     1,592        15
  Repurchase of preferred stock.....................         --    (1,000)       --
  Net proceeds from sale of common stock............         --     8,466        --
                                                        -------   -------   -------
     Cash flows provided by financing activities....      6,805     9,696       161
Increase (decrease) in cash and cash equivalents....     (2,303)    2,303        --
Cash and cash equivalents at beginning of the
  year..............................................      2,303        --        --
                                                        -------   -------   -------
Cash and cash equivalents at end of the year........    $    --   $ 2,303   $    --
                                                        =======   =======   =======
Supplemental disclosure of cash flow information
  Cash paid during the years for:
     Interest.......................................    $ 1,052   $   886   $ 1,244
     Income taxes...................................    $   161   $ 1,379   $   956

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. DESCRIPTION OF BUSINESS

     The Sportsman's Guide, Inc. (the "Company") is a mail order catalog and Internet retailer, offering a variety of value priced outdoor and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. The Company conducts its primary operations out of one office and two warehouse facilities and two retail outlet stores in Minnesota, distributes its catalogs throughout the United States and hosts a network of e-commerce Web sites. The Company operates in one business segment.

2. REVENUE RECOGNITION

     Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. The provision charged against sales was $11.6 million, $11.0 million and $11.0 million during the years ended December 31, 1999, 1998 and 1997. Reserves for returns, net of exchanges, of $1.2 million were recorded in accrued expenses at December 31, 1999 and 1998.

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

4. CHECKS WRITTEN IN EXCESS OF BANK BALANCES

     As a result of maintaining a consolidated cash management system, the Company sometimes maintains overdraft positions at its primary bank. When outstanding checks exceed the bank balances, the bank overdraft is included in current liabilities.

5. ACCOUNTS RECEIVABLE

     Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing an installment payment plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $172,000 and $90,000 at December 31, 1999 and 1998.

6. INVENTORY

     Inventory consists of purchased finished merchandise available for sale and is recorded at the lower of cost or market with the first-in, first-out method used to determine cost.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
7. PROMOTIONAL MATERIAL AND ADVERTISING COSTS

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

8. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation and amortization. The Company capitalizes external and incremental internal costs of developing computer software (including Internet software) for internal use that represent major enhancements and/or replacements of operating and management systems. Depreciation and amortization is computed using the straight-line method.

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

     For the years ended December 31, 1999, 1998 and 1997, 70,395, 181,362 and
583,057 shares of common stock equivalents were included in the computation of diluted net earnings per share.

     Options and warrants to purchase 499,145, 301,382 and 18,650 shares of common stock with a weighted average exercise price of $6.73, $7.14 and $8.70 were outstanding at December 31, 1999, 1998 and 1997, but were not included in the computation of diluted net earnings per share because to do so would have been anti-dilutive.

11. FISCAL YEAR

     The Company's fiscal year ends on the Sunday nearest December 31 for 1999, 1998 and 1997, but for clarity of presentation, all periods are described as if the year end is December 31. Fiscal years 1999 and 1997 consisted of 52 weeks and fiscal year 1998 consisted of 53 weeks.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
12. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Due to their short-term nature, the carrying value of the Company's current financial assets and liabilities approximates their fair values. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

13. USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

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

NOTE B -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                                ESTIMATED
                                               DECEMBER 31,    DECEMBER 31,       USEFUL
                                                   1999            1998           LIVES
                                               ------------    ------------    ------------
Machinery, equipment and furniture.........      $ 5,016          $3,543        5-12 years
Equipment under capital leases.............          133             133           5 years
Leasehold improvements.....................        1,746           1,386        Lease life
Computer equipment and accessories.........        1,785           1,625         3-5 years
Computer software..........................        3,802           3,312         4-5 years
                                                 -------          ------
                                                  12,482           9,999
Less accumulated depreciation and
  amortization.............................        6,718           5,201
                                                 -------          ------
                                                 $ 5,764          $4,798
                                                 =======          ======

NOTE C -- REVOLVING CREDIT FACILITY

     In December 1999 the Company entered into a Credit and Security Agreement with Norwest Bank Minnesota, National Association providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 55% of inventory, plus 80% of trade accounts receivable. Borrowings bear interest at the bank's prime rate less 0.25%, subject to a 0.25% decrease if the Company achieves net earnings of $1.0 million in 2000. The revolving credit line is collateralized by substantially all of the assets of the Company.

     All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax net loss, quarterly measurement of year-to-date earnings

                          THE SPORTSMAN'S GUIDE, INC.

NOTE C -- REVOLVING CREDIT FACILITY (CONTINUED)
(loss), maximum debt to net worth ratios, maximum days inventory levels (as defined), maximum annual spending levels for capital assets and prohibit the payment of dividends to shareholders. As of December 31, 1999, the Company was in compliance with all applicable covenants under the revolving line of credit agreement.

     The following is a summary of the credit facility (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Borrowings at end of year...........................    $12,598    $ 5,775    $ 1,690
Interest rate at end of year........................       8.25%      7.25%      8.50%
Maximum month-end borrowing during the year.........    $22,345    $14,769    $13,599
Average daily borrowing during the year.............    $13,333    $ 9,917    $ 9,517
Weighted average interest rate during the year......       8.15%      8.31%      9.22%
Outstanding letters of credit at end of year........    $ 1,531    $ 1,094    $   885

NOTE D -- LONG-TERM DEBT

     Long-term debt consists of a note payable to a government agency with interest at 4% which is collateralized by machinery, equipment, furniture and fixtures. At December 31, 1999, future maturities of long-term debt are $30,000 for each of the fiscal years 2000 and 2001 and $10,000 in fiscal 2002.

NOTE E -- INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                              1999     1998      1997
                                                             ------    -----    -------
Current
  Federal................................................    $ 238     $820     $1,277
  State..................................................        5       13         19
                                                             -----     ----     ------
                                                               243      833      1,296
Deferred
  Federal................................................     (237)     (87)         8
                                                             -----     ----     ------
                                                             $   6     $746     $1,304
                                                             =====     ====     ======

                          THE SPORTSMAN'S GUIDE, INC.

NOTE E -- INCOME TAXES (CONTINUED)
     Differences between income tax expense and amounts derived by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                                1999      1998      1997
                                                ----      ----      ----
U.S. federal statutory rate.................    34.0%     34.0%     34.0%
Other.......................................     0.5       0.5       0.5
                                                ----      ----      ----
                                                34.5%     34.5%     34.5%
                                                ====      ====      ====

     The components of deferred taxes consist of the following (in thousands):

                                            DECEMBER 31,    DECEMBER 31,
                                                1999            1998
                                            ------------    ------------
Current deferred tax assets
  (liabilities):
  Inventory.............................       $ 825           $ 659
  Vacation accrual......................         159             137
  Returns reserve.......................         401             397
  Promotional material..................        (964)           (947)
  Prepaid expenses......................        (182)           (154)
  Other.................................         121              85
                                               -----           -----
       Deferred tax asset...............         360             177
Long-term deferred tax assets
  (liabilities):
  Internally developed software.........        (734)           (630)
  Depreciation..........................         204              46
                                               -----           -----
       Deferred tax liability...........        (530)           (584)
                                               -----           -----
       Net deferred tax liability.......       $(170)          $(407)
                                               =====           =====

NOTE F -- COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company has several long-term contracts and operating leases related to building facilities, telecommunications and computer equipment, long-distance telephone services and a retail location with varying terms as long as 62 months.

     At December 31, 1999, future minimum commitments under the above agreements are as follows for the years ended December 31, (in thousands):

2000....................................................    $ 3,045
2001....................................................      2,906
2002....................................................      2,751
2003....................................................      1,846
2004....................................................        324
                                                            -------
                                                            $10,872
                                                            =======

                          THE SPORTSMAN'S GUIDE, INC.

NOTE F -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
     Rent expense was $2.8 million, $2.4 million and $2.1 million for the years ended December 31, 1999, 1998 and 1997.

Employment Agreements

     The Company has employment agreements with four of its officers. The agreements contain various terms and conditions including a provision for the officers to receive up to three years of base salary upon the occurrence of certain events as defined in the agreement. The agreements provide for automatic annual renewal unless two months' prior written notice is provided by the Company or the officer.

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

NOTE G -- RELATED PARTY TRANSACTIONS

     The Company purchased $2.8 million, $3.9 million and $2.0 million of inventory during the years ended December 31, 1999, 1998 and 1997 from companies partially owned by a director of the Company.

     The Company incurred interest expense on related party subordinated notes payable of $23,000 and $183,000 during the years ended December 31, 1998 and 1997. No interest expense was incurred on related party debt during the year ended December 31, 1999.

     During 1998, the Company loaned $238,000 to an officer of the Company to be repaid over five years with interest at 5.69% per annum. During February 2000, the Company renewed the note, extending repayment over five years.

NOTE H -- SHAREHOLDERS' EQUITY

     The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)
Public Offering of Common Stock

     On February 10, 1998, the Company received net proceeds of $8.5 million from the sale of 1.6 million shares of its common stock through a public offering.

Stock Options

     The Company has a stock option plan (the "1991 Plan") which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 35,000 shares of common stock are reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. At December 31, 1999, 23,000 options were outstanding, of which 5,750 options were exercisable.

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

     The Company has a non-qualified stock option plan (the "1994 Plan") which provides for the issuance of options to purchase up to 100,000 shares of the Company's common stock to certain employees, contingent upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a ten year period from the date of grant. At December 31, 1999, a total of 35,189 options were outstanding, all of which were exercisable.

     The Company has an incentive stock option plan (the "1996 Plan") which provides selected key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. At December 31, 1999, a total of 558,880 options were outstanding, of which 329,543 options were exercisable.

     The Company has an incentive stock option plan (the "1999 Plan") which provides selected key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1999 Plan. Options issued under the 1999 Plan are exercisable over a ten year period from the date of grant. At December 31, 1999, no options were outstanding.

                          THE SPORTSMAN'S GUIDE, INC.

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)
     The following applies to options that are outstanding at December 31, 1999:

                                                       WEIGHTED AVERAGE
                                          NUMBER          REMAINING        WEIGHTED AVERAGE
      RANGE OF EXERCISE PRICES          OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE
      ------------------------          -----------    ----------------    ----------------
$2.50 - $3.70.......................      102,280          6 years              $2.57
$3.94 - $5.91.......................      213,364          7 years              $4.85
$6.10 - $8.70.......................      301,425          8 years              $6.63
                                          -------
                                          617,069
                                          =======

                                          NUMBER       WEIGHTED AVERAGE
      RANGE OF EXERCISE PRICES          EXERCISABLE     EXERCISE PRICE
      ------------------------          -----------    ----------------
$2.50 - $3.70.......................      102,280           $2.57
$3.94 - $5.91.......................      136,827           $4.73
$6.10 - $8.70.......................      131,375           $6.77
                                          -------
                                          370,482
                                          =======

     Exercise prices for all options granted were equal to or higher than the fair value of the Company's common stock on the respective grant dates and, therefore, no compensation expense has been recorded by the Company. A summary of the stock option transactions during the years ended December 31, 1999, 1998 and 1997 is as follows:

                                    1999                 1998                 1997
                             ------------------   ------------------   ------------------
                                       WEIGHTED             WEIGHTED             WEIGHTED
                                       AVERAGE              AVERAGE              AVERAGE
                                       EXERCISE             EXERCISE             EXERCISE
                             SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                             -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year.....................  502,219    $5.11     348,439    $3.53     233,878    $3.27
  Granted..................  119,600     6.33     319,500     6.31     130,000     4.00
  Exercised................   (1,250)    5.88     (91,308)    2.64      (5,625)    2.53
  Canceled.................   (2,725)    5.63     (70,287)    5.76      (5,876)    3.43
  Expired..................     (775)    5.91      (4,125)    8.02      (3,938)    4.87
                             -------    -----     -------    -----     -------    -----
Outstanding at end of
  year.....................  617,069    $5.34     502,219    $5.11     348,439    $3.53
                             =======    =====     =======    =====     =======    =====
Options exercisable at end
  of year..................  370,482    $4.86     250,182    $4.40     196,314    $3.59
                             =======    =====     =======    =====     =======    =====
Weighted average fair value
  of options granted during
  the year.................             $3.27                $3.26                $1.75

     The Company's pro forma net earnings (loss) and net earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997 had the fair value based method of

                          THE SPORTSMAN'S GUIDE, INC.

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED) accounting for the issuance of stock options been used are set forth below. These effects may not be representative of the future effects of applying this method.

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                             1999      1998      1997
                                                             -----    ------    ------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)

Net earnings (loss)....................   As reported.....    $  12    $1,416    $2,475
                                          Pro forma.......     (314)    1,231     2,449
Net earnings (loss) per common and
  common equivalent share
  Basic................................   As reported.....    $  --    $  .32    $ 1.06
                                          Pro forma.......     (.07)      .28      1.05
  Diluted..............................   As reported.....    $  --    $  .31    $  .85
                                          Pro forma.......     (.07)      .27       .84

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

Preferred Stock

     On February 10, 1998, the Company repurchased all of its outstanding Series A Preferred Stock for $1.0 million.

NOTE I -- ADVERTISING EXPENSE

     Selling, general and administrative expenses include advertising expenses of $38.2 million, $33.9 million and $27.5 million for the years ended December 31, 1999, 1998 and 1997.

                          THE SPORTSMAN'S GUIDE, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                           (IN THOUSANDS OF DOLLARS)

      COLUMN A            COLUMN B                COLUMN C                  COLUMN D        COLUMN E
---------------------    ----------    -------------------------------    ------------    -------------
                                                  ADDITIONS
                                       -------------------------------
                                           (1)              (2)
                         BALANCE AT    CHARGED TO:      CHARGED TO:
                         BEGINNING      COSTS AND     OTHER ACCOUNTS--    DEDUCTIONS--     BALANCE AT
     DESCRIPTION         OF PERIOD      EXPENSES          DESCRIBE          DESCRIBE      END OF PERIOD
---------------------    ----------    -----------    ----------------    ------------    -------------
RETURNS RESERVE
  December 31,
     1999............      $1,168        $11,614            $--             $11,602*         $1,180
  December 31,
     1998............       1,285         10,985             --              11,102*          1,168
  December 31,
     1997............         640         10,953             --              10,308*          1,285

-------------------------
* Represents actual returns from customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning our directors, executive officers and key employees.

                NAME                   AGE                    POSITION
                ----                   ---                    --------
DIRECTORS AND EXECUTIVE OFFICERS:
Gary Olen............................  58    Chairman and Chief Executive Officer and
                                             Director(1)
Gregory R. Binkley...................  51    President, Chief Operating Officer and
                                             Director
Charles B. Lingen....................  55    Senior Vice President of Finance, Chief
                                             Financial Officer, Secretary and Director
John M. Casler.......................  49    Senior Vice President of Merchandising
Barry W. Benecke.....................  55    Senior Vice President of Creative Services
Bernard S. Bauhof....................  52    Senior Vice President of Information
                                             Systems and Technology and Chief
                                             Information Officer
Vincent W. Shiel.....................  66    Director(1)(2)
Mark F. Kroger.......................  46    Director(3)
Leonard M. Paletz....................  65    Director(2)(3)
William T. Sena......................  63    Director(1)(2)(3)

KEY EMPLOYEES:
Janine M. Shovein....................  41    Vice President of Sales and Customer
                                             Service
David M. Kolkind.....................  42    Vice President of Finance/Treasurer

-------------------------
(1) Member of Executive Committee

(2) Member of Compensation Committee

(3) Member of Audit Committee

     Gary Olen is our co-founder and served as our Executive Vice President and Secretary from our incorporation in 1977 until December 31, 1993. Mr. Olen has been Chief Executive Officer since 1994, served as President from 1994 to 1998 and has been Chairman of the Board since 1998. Mr. Olen has been a director since our incorporation. From 1970 to 1977, Mr. Olen was employed as the Merchandising/Marketing Director for Fidelity File Box, Inc., which sells corrugated storage products, office and industrial equipment and office industrial supplies through mail order catalogs. From 1967 to 1970, Mr. Olen was a Merchandise Manager with C&H Distributors, a business-to-business mail order catalog specializing in the sale of industrial and office equipment. From 1960 to 1967, Mr. Olen was employed in the catalog division of J.C. Penney Company. Mr. Olen was also the sole proprietor of our predecessor, The Olen Company, founded in 1970.

     Gregory R. Binkley has been a director since 1995. Mr. Binkley has been an employee since 1994 when he was elected Vice President. Mr. Binkley became our Senior Vice President of Operations and Chief Operating Officer in 1995, our Executive Vice President in 1996 and our President in 1998. From 1993 to 1994, Mr. Binkley served as an independent operations consultant. From 1990 to 1993, Mr. Binkley was Director of Distribution of Fingerhut Companies, Inc., a mail order catalog business. From 1988 to 1990, Mr. Binkley was Director of Distribution with Cable Value Network, Inc., a cable television retailer. Mr. Binkley worked for Donaldsons Department Stores, a division of Allied Stores Corporation, from 1975 to 1988, serving as Vice President of Finance and Operations from 1987 to 1988 and Vice President of Operations from 1981 to 1987. In 1999, Mr. Binkley was elected President and Chief Executive Officer of Guideoutdoors.com Inc.

     Charles B. Lingen has been a director since 1995. Mr. Lingen has been our Chief Financial Officer and Vice President of Finance since 1994 and served as Treasurer until 1999. In 1995 Mr. Lingen was elected Secretary and in 1996 was elected Senior Vice President of Finance. From 1973 to 1994, Mr. Lingen worked at Fingerhut Companies, Inc., serving as Vice President of Finance and Controller from 1989 to 1994.

     John M. Casler has been an employee since 1996. In 1997, he was elected Vice President of Merchandising and in 1999 was elected Senior Vice President of Merchandising. Mr. Casler worked for Gander Mountain, Inc, a retail mail order catalog company, from 1989 to 1995, where he served as Division Merchandise Manager from 1990 to 1995. Prior to that time, Mr. Casler held merchandise management positions at Munson Sporting Goods Co., Inc. from 1985 to 1989 and at the Target Stores Division of Dayton Hudson Corp. from 1982 to 1985.

     Barry W. Benecke has been an employee since 1996, when he was Senior Director -- Creative Services. Mr. Benecke was elected Vice President of Creative Services in 1997 and Senior Vice President of Creative Services in 1998. Mr. Benecke worked for CyDeCosse Inc., a direct marketing company, from 1990 to 1996 as Vice President of Creative Services, and Fingerhut Companies, Inc. from 1983 to 1990 as Creative Director. Prior to 1983, Mr. Benecke managed his own advertising/design firm for 13 years.

     Bernard S. Bauhof has been employed since 1996 as Senior Director -- Information Systems and Technology. He was elected Vice President of Information Systems and Technology and Chief Information Officer in 1997 and Senior Vice President of Information Systems and Technology in 1999. Mr. Bauhof worked for CyDeCosse Inc. from 1994 to 1996 as Director of Information Systems, for Musicland Group, Inc. from 1990 to 1994 as Director of Distributed Systems, for Zetaco, Inc., a manufacturer of optical disc servers, from 1988 to 1990 as Director of Software Engineering and for CPT Corporation, a network printing company, from 1980 to 1988 as Software Engineering Director.

     Janine M. Shovein has been an employee since 1994. Ms. Shovein was promoted to Director of Sales and Customer Service in 1995 and elected Vice President of Sales and Customer Service in 1999. Ms. Shovein worked for NordicTrack, a direct response company, from 1992 to 1994 as Sales Manager, Fingerhut Companies, Inc. from 1990 to 1992 as Systems Liaison, Young America Corporation, a fulfillment company, from 1989 to 1990 as Manager of Training and Development, and CVN Companies Inc., a cable television retailer, from 1986 to 1989 as Supervisor of Training and Development. Prior to 1986, Ms. Shovein worked in store management for The Limited, Inc., a woman's wear retailer.

     David M. Kolkind has been an employee since 1994. Mr. Kolkind was promoted to Corporate Controller/Assistant Treasurer in 1996 and elected Vice President of Finance/

Treasurer in 1999. Mr. Kolkind worked for Federal Land Company, a real estate developer, from 1989 to 1994 as Controller, Hubbard Milling Company, an agricultural and food processor, from 1988 to 1989 as Corporate Controller, Star Tribune newspaper from 1984 to 1988 as Financial Reporting Manager, and Coast to Coast Stores, a division of Household Finance Corporation, from 1981 to 1984 as Supervisor of Internal Audit.

     Vincent W. Shiel, Ph.D. has been a director since 1990 and served as Chairman of the Board from 1994 to 1998. Dr. Shiel owns an interest in and serves as a director of ABN Sports Supply, Inc., a wholesale firearms distributor. Dr. Shiel is a principal shareholder and has served as President and a director of Outdoor Consulting, Inc., a management consulting firm, since 1988. From 1984 to 1988, Dr. Shiel served on the board of directors and owned a controlling interest in Gander Mountain, Inc. Dr. Shiel resigned as a director of and sold his controlling interest in Gander Mountain in 1989. Dr. Shiel was the principal owner and President of Outdoor Sports Headquarters, Inc., a hunting and sporting goods wholesaler, from its formation in the early 1960's until 1978.

     Mark F. Kroger has been a director since 1990. He is the former Chairman of the Board, President and Chief Executive Officer of ABN Sports Supply, Inc. Mr. Kroger served as President and a director of ABN from 1986 to 1997. Mr. Kroger also served as the Chairman of the Board, President and Chief Executive Officer of LMV, Inc. dba Ohio Powder Company, a wholesale distributor of gun powder, from 1995 to 1997 and as the President and a director of MKS Supply, Inc., a marketer and seller of firearms to distributors, from 1990 to 1997. Mr. Kroger worked for Outdoor Sports Headquarters, Inc. from 1973 to 1985 where he held various positions in sales and merchandising.

     Leonard M. Paletz is a co-founder and served as our Chairman of the Board, President, Chief Executive Officer, Treasurer and a director from our incorporation in 1977 until 1994. Mr. Paletz retired as an employee effective December 31, 1994. From 1962 through 1977, Mr. Paletz worked for Fidelity File Box, Inc. in various positions including Vice President and General Manager, and was also a director and shareholder of Fidelity File Box, Inc.

     William T. Sena has been a director since 1990. He is an investment advisor with Sena Weller Rohs Williams, Inc., an investment advisory firm. Mr. Sena has been associated with the investment advisory firm and its predecessor since 1965. Mr. Sena is also a director of Phoenix Medical Technology, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and ten percent beneficial owners of our common stock to file reports of ownership and changes of ownership of the common stock with the Securities and Exchange Commission. We believe that during 1999 all
Section 16 filing requirements applicable to our directors, executive officers and ten percent beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid to the Chief Executive Officer and to each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities for each of the years indicated.

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL
                                                         COMPENSATION        LONG-TERM
                                                      ------------------    COMPENSATION
                                                      SALARY      BONUS       OPTIONS
       NAME AND PRINCIPAL POSITION            YEAR      ($)        ($)          (#)
       ---------------------------            ----    -------    -------    ------------
Gary Olen.................................    1999    270,931         --       40,000
  Chairman and Chief Executive Officer        1998    259,605         --       80,000
                                              1997    207,782    110,000       33,790

Gregory R. Binkley........................    1999    185,947         --       10,000
  President and Chief Operating Officer       1998    178,939         --       75,000
                                              1997    129,985     60,000       20,740

Charles B. Lingen.........................    1999    141,795         --        7,500
  Senior Vice President of Finance,           1998    136,166         --       41,000
  Chief Financial Officer and Secretary       1997    119,165     50,000       15,420

John M. Casler............................    1999    138,114         --        7,500
  Senior Vice President of Merchandising      1998    127,110         --       41,500
                                              1997    100,235     45,000       10,000

Barry W. Benecke..........................    1999    131,726         --        7,000
  Senior Vice President of Creative           1998    123,151         --        7,500
     Services
                                              1997     93,484     15,000        5,000

     The following table sets forth information with respect to the Named Executive Officers concerning the grant of options during 1999.

                       OPTIONS GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                            POTENTIAL REALIZABLE
                                                                              VALUE AT ASSUMED
                                                                               ANNUAL RATES OF
                        NUMBER OF     % OF TOTAL                                 STOCK PRICE
                       SECURITIES      OPTIONS      EXERCISE                  APPRECIATION FOR
                       UNDERLYING     GRANTED TO    OR BASE                    OPTION TERM(1)
                         OPTIONS     EMPLOYEES IN    PRICE     EXPIRATION   ---------------------
        NAME           GRANTED (#)   FISCAL YEAR     ($/SH)       DATE       5% ($)      10% ($)
        ----           -----------   ------------   --------   ----------   ---------   ---------
Gary Olen............   40,000(2)        33.4         6.59      2/11/09      165,777     420,111
Gregory R. Binkley...   10,000(2)         8.4         6.59      2/11/09       41,444     105,028
Charles B. Lingen....    7,500(2)         6.3         6.59      2/11/09       31,083      78,771
John M. Casler.......    7,500(2)         6.3         6.59      2/11/09       31,083      78,771
Barry W. Benecke.....    7,000(2)         5.9         6.59      2/11/09       29,011      73,519

-------------------------
(1) The compounding assumes a ten-year exercise period for all option grants. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Company's future common stock prices. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

(2) Incentive stock options granted pursuant to the Company's 1996 Stock Option Plan. These options become exercisable in four cumulative installments of 25% on the date of grant and each anniversary date. The date of grant was February 11, 1999.

     The following table sets forth information with respect to the Named Executive Officers concerning options held at year end 1999.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                        SHARES                  NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                       ACQUIRED                   OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
                          ON       VALUE            YEAR-END (#)             FISCAL YEAR-END ($)(1)
                       EXERCISE   REALIZED   ---------------------------   ---------------------------
        NAME             (#)        ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           --------   --------   -----------   -------------   -----------   -------------
Gary Olen............    --         --         136,168        78,447           --             --
Gregory R. Binkley...    --         --          82,078        50,185           --             --
Charles B. Lingen....    --         --          53,485        29,980           --             --
John M. Casler.......    --         --          35,625        28,875           --             --
Barry W. Benecke.....    --         --          10,750        10,250           --             --

-------------------------
(1) Unexercised options were in-the-money if the fair market value of the underlying shares exceeded the exercise price of the option at December 31, 1999.

DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive $5,000 annually for services as a director plus expenses incurred in attending board meetings.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Gary Olen, Gregory
R. Binkley, Charles B. Lingen and John M. Casler. Mr. Olen's agreement continues until December 31, 2001, and Messrs. Binkley's, Lingen's and Casler's agreements continue until December 31, 2000. Such agreements contain certain nondisclosure, nonsolicitation and option forfeiture provisions. Each agreement is automatically renewed for additional one year terms unless either party gives two months' notice of nonrenewal, and terminates upon the employee's death, disability or retirement at age 65. Upon termination of the agreement by reason of death or disability, each of the employees or his estate is entitled to a payment equal to 12 months of his monthly base salary, plus a pro rata portion of the bonus that would otherwise have been payable to the employee under the Company's bonus plan then in effect. Upon termination of the agreement (i) by the employee for good reason (as defined in the agreement) or (ii) by the Company without good cause or upon the Company's failure to renew the agreement, the employee is entitled to a payment equal to 24 months of his monthly base salary, plus a pro rata portion of the bonus that would otherwise have been payable to the employee under the Company's bonus plan then in effect. Each agreement also provides that if the employee is terminated, or resigns for good reason or if the Company fails to renew the agreement within two years following a substantial event (defined as a sale of substantially all of the Company's assets, a merger or other reorganization resulting in the incumbent directors constituting less than a majority of the board, or a tender offer for 50% or more of the Company's outstanding voting stock), such employee is entitled to a payment equal to three times his annual base salary, plus a pro rata portion of the bonus otherwise payable to the employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is comprised of Vincent W. Shiel, Leonard M. Paletz and William T. Sena. Mr. Paletz is a former Chief Executive Officer of the Company.

     During 1999, the Company purchased merchandise inventory in the amount of $2.8 million from ABN Sports Supply, Inc. Dr. Shiel is a shareholder and director of ABN, and Mark F. Kroger was formerly a shareholder, Chairman of the Board, President and Chief Executive Officer of ABN. The Company believes that the terms of such purchases were as favorable as could have been obtained from an unrelated party.

     Outdoor Consulting, Inc., a corporation owned by Dr. Shiel, provides certain consulting services to the Company. Mr. Sena also provides certain consulting services to the Company. See Item 13. Certain Relationships and Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2000 by each director, each executive officer, all directors and executive officers as a group, and those persons or groups known to us to beneficially own more than 5% of our common stock.

                                                                   COMMON STOCK
                                                                BENEFICIALLY OWNED
                                                              -----------------------
                           NAME                                NUMBER      PERCENT(1)
                           ----                               ---------    ----------
DIRECTORS AND EXECUTIVE OFFICERS(2):
Vincent W. Shiel(3).......................................      522,000       11.0%
Gary Olen(4)..............................................      266,798        5.4%
Gregory R. Binkley(5).....................................      118,513        2.4%
Charles B. Lingen(6)......................................       69,465        1.4%
John M. Casler(7).........................................       50,375        1.0%
Barry W. Benecke(8).......................................       16,625          *
Bernard S. Bauhof(9)......................................       13,750          *
Mark F. Kroger............................................       78,370        1.7%
Leonard M. Paletz.........................................      204,816        4.3%
William T. Sena, as trustee of various trusts for the
  benefit of Dr. and Mrs. Shiel and their children(10)....      106,819        2.2%
All directors and executive officers as a group (10
  persons)(11)............................................    1,447,531       27.9%
OTHER SHAREHOLDERS OWNING MORE THAN 5% OF COMMON STOCK:
Ralph E. Heyman, Individually and as trustee of various
  trusts for the benefit of Dr. and Mrs. Shiel and their
  children and grandchildren(12)..........................      383,725        8.1%
Dimensional Fund Advisors Inc.(13)
  1299 Ocean Avenue
  11th Floor
  Santa Monica, CA 90401..................................      328,000        6.9%
Kalmar Investments Inc.(14)
  3701 Kennett Pike
  Greenville, DE 19807....................................      300,000        6.3%

-------------------------
* Less than 1% of outstanding shares

 (1) Percentages are calculated on the basis of the number of shares outstanding on March 20, 2000 plus the number of shares issuable pursuant to options held by the individual which are exercisable within 60 days after March 20, 2000.

 (2) The address of each director and executive officer is 411 Farwell Avenue, South St. Paul, Minnesota 55075.

 (3) Includes 420,051 shares held by the Vincent W. Shiel Family Limited Partnership of which the Vincent W. Shiel Revocable Trust, of which Dr. Shiel is trustee, owns a 99.9% limited partnership interest and a 99.8% interest in the general partner, and 101,949 shares held by the Helen M. Shiel Family Limited Partnership of which the Helen M. Shiel Revocable Trust, of which Mrs. Shiel is trustee, owns a 99.9% limited partnership interest and a 99.8% interest in the general partner. Helen M. Shiel is the wife of Dr. Shiel. Does not include 633,848 shares held by Dr. and Mrs. Shiel's children or in trusts for the benefit of Dr. and Mrs. Shiel and their children and grandchildren of which Dr. Shiel expressly disclaims beneficial ownership.

 (4) Includes 174,615 shares issuable upon the exercise of options. Does not include 46,000 shares held in trusts for the benefit of Mr. Olen's children and grandchildren of which Mr. Olen expressly disclaims beneficial ownership.

 (5) Includes 2,000 shares held in the name of Mr. Binkley's wife and 108,513 shares issuable upon the exercise of options.

 (6) Includes 69,465 shares issuable upon the exercise of options.

 (7) Includes 50,375 shares issuable upon the exercise of options.

 (8) Includes 15,625 shares issuable upon the exercise of options.

 (9) Includes 13,750 shares issuable upon the exercise of options.

(10) Includes 106,819 shares held as trustee of various trusts for the benefit of Dr. and Mrs. Shiel and their children, of which Mr. Sena has no pecuniary interest. Does not include 522,000 shares held by the Vincent W. Shiel Family Limited Partnership and the Helen M. Shiel Family Limited Partnership over which Mr. Sena shares voting and dispositive power and of which Mr. Sena expressly disclaims beneficial ownership.

(11) Includes 432,343 shares issuable upon the exercise of options.

(12) Includes 382,725 shares held as trustee of various trusts for the benefit of Dr. and Mrs. Shiel and their children and grandchildren, of which Mr. Heyman has no pecuniary interest. Does not include 522,000 shares held by the Vincent W. Shiel Family Limited Partnership and the Helen M. Shiel Family Limited Partnership over which Mr. Heyman shares voting and dispositive power and of which Mr. Heyman expressly disclaims beneficial ownership. Mr. Heyman's address is 1100 Courthouse Plaza S.W., Dayton, Ohio 45402.

(13) Based on a Schedule 13G filing dated February 4, 2000. Dimensional Fund Advisors Inc., a registered investment advisor, furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts. In its role as investment adviser or manager, Dimensional Fund Advisors Inc. has sole power to vote and dispose of 328,000 shares owned by these funds. To the knowledge of Dimensional Fund Advisors Inc., no one advisory client owns more than 5% of the class. Dimensional Fund Advisors Inc. disclaims beneficial ownership of the 328,000 shares.

(14) Based on a Schedule 13G filing dated January 8, 1999. Kalmar Investments Inc., a registered investment advisor, has sole power to dispose of 300,000 shares but does not have the power to vote the 300,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1990, the Company entered into a consulting agreement with Outdoor Consulting, Inc. pursuant to which Outdoor Consulting, Inc. provides consulting services to the Company. The initial term of the agreement expired on December 31, 1990 and continues on a year-to-year basis until terminated by either party upon 60 days prior written notice. The compensation payable under the agreement is $5,000 per month. Vincent W. Shiel is the sole shareholder and employee of Outdoor Consulting, Inc.

     In February 1998, the Company loaned Gary Olen $238,700 to pay the exercise price of an option to purchase 55,000 shares of common stock held by Mr. Olen (which became exercisable upon completion of the Company's public offering and would have expired six months later) and to pay the income taxes payable by him upon exercise of the option. The loan, approved by the Board of Directors, is for a term of five years, bears interest at the mid-term applicable federal rate as of the date of the loan (5.69%) and is collateralized by a pledge of the shares acquired upon exercise. In February 2000, the Board of Directors deferred for one year payment of the first installment due on the loan.

     In April 1998, the Company entered into a consulting agreement with William
T. Sena pursuant to which Mr. Sena provides certain investor relation and investment advisory services as requested by the Company for a minimum of 15 hours per quarter. The initial term of the agreement expired on December 31, 1998 and continues on a quarter-to-quarter basis until terminated by either party. Mr. Sena is paid $3,000 per quarter for services under the agreement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS
            The following financial statements of the Company are included herein at Item 8.

                Report of Independent Certified Public Accountants

                Balance Sheets as of December 31, 1999 and 1998

                Statements of Earnings for the years ended December 31, 1999, 1998 and 1997

                Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

                Notes to Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES
            The following financial statement schedule of the Company is included herein at Item 8.

                Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

         3. EXHIBITS
            See Exhibit Index at page 48 of this report.

     (B) REPORTS ON FORM 8-K.
         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          THE SPORTSMAN'S GUIDE, INC.

Date: March 20, 2000
                                          By          /s/ GARY OLEN
                                             -----------------------------------
                                                          Gary Olen
                                                Chairman and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                             CAPACITY                 DATE
                ---------                             --------                 ----
              /s/ GARY OLEN                 Chairman of the Board, Chief
------------------------------------------    Executive Officer and
                Gary Olen                     Director (principal
                                              executive officer)

          /s/ CHARLES B. LINGEN             Senior Vice President of
------------------------------------------    Finance, Chief Financial
            Charles B. Lingen                 Officer, Secretary and
                                              Director (principal
                                              financial and accounting
                                              officer)

          /s/ GREGORY R. BINKLEY            President, Chief Operating    March 20, 2000
------------------------------------------    Officer and Director
            Gregory R. Binkley

          /s/ VINCENT W. SHIEL*             Director
------------------------------------------
             Vincent W. Shiel

           /s/ MARK F. KROGER*              Director
------------------------------------------
              Mark F. Kroger

          /s/ LEONARD M. PALETZ*            Director
------------------------------------------
            Leonard M. Paletz

           /s/ WILLIAM T. SENA*             Director
------------------------------------------
             William T. Sena

            *By /s/ GARY OLEN
   ------------------------------------
       Gary Olen, Attorney-In-Fact

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----

 3.1       Restated Articles of Incorporation as restated through March
           5, 1997 (incorporated by reference to Exhibit 3.1 to Form
           10-K for the year ended December 27, 1996, File No. 0-15767)
 3.2       Bylaws (incorporated by reference to Exhibit 3.2 to Form
           S-18 Registration Statement No. 33-4496C filed April 1,
           1986)
 4.1       Specimen of the Company's Common Stock certificate
           (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May
           8, 1986)
 4.2       Rights Agreement dated as of May 11, 1999 between the
           Company and Norwest Bank Minnesota, N.A., as Rights Agent
           (incorporated by reference to Exhibit 4.1 to Form 8-K dated
           May 11, 1999)
 4.3       Form of Promissory Note dated December 27, 1999 issued by
           the Company
10.1       Letter of agreement between Vincent W. Shiel and the Company dated September 8, 1989 (incorporated by reference to
           Exhibit 19.1 to Form 10-Q for the quarter ended September
           29, 1989)
10.2*      Consulting Agreement dated January 11, 1990 between the
           Company and Outdoor Consulting, Inc. (incorporated by
           reference to Exhibit 10.16 to Form 10-K for the year ended
           December 29, 1989)
10.3*      The Company's 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year
           ended December 27, 1991)
10.4*      Agreement between the Company and Gary Olen dated July 1,
           1992 granting the use of Mr. Olen's name, picture and
           likeness (incorporated by reference to Exhibit 10.19 to Form
           10-K for the year ended December 31, 1993)
10.5       Industrial Real Estate Lease between the Company and CB
           Commercial Real Estate Group, Inc. dated April 22, 1993
           (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)
10.6       Amendment to Industrial Real Estate Lease between the
           Company and American Real Estate Holdings, L.P. dated
           February 23, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998)
10.7       Industrial Real Estate Lease between the Company and AMB
           Property, L.P. as amended May 24, 1999 (incorporated by
           reference to Exhibit 10.1 to Form 10-Q for the quarter ended
           July 4, 1999)
10.8       Credit and Security Agreement between the Company and
           Norwest Bank Minnesota, National Association dated December
           27, 1999
10.9*      Form of Stock Option Agreement pursuant to the Company's
           1994 Non-Qualified Performance Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended
           December 27, 1996)
10.10*     The Company's 1996 Stock Option Plan (incorporated by
           reference to Exhibit 10.17 to Form 10-K for the year ended
           December 27, 1996)

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
10.11*     Form of Employment Agreement with members of senior
           management (incorporated by reference to Exhibit 10.10 to
           Amendment No. 1 to Form S-2 Registration Statement No.
           333-31111 filed January 2, 1998)
10.12*     Description of 1997 Senior Management Stock Option Plan
           (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 28, 1997)
10.13      Replacement Promissory Note from Gary Olen to the Company
           dated February 11, 2000
10.14      Stock Pledge Agreement between Gary Olen and the Company
           dated February 11, 1998 (incorporated by reference to
           Exhibit 10.11 to Form 10-K for the year ended December 28,
           1997)
10.15*     Consulting Agreement between the Company and William T. Sena dated April 1, 1998 (incorporated by reference to Exhibit
           10.15 to Form 10-K for the year ended January 3, 1999)
10.16*     The Company's 1999 Stock Option Plan
21         Subsidiaries of the Company
23.1       Consent of Grant Thornton LLP
24.1       Powers of Attorney of each person whose name is signed to
           this report pursuant to a power of attorney
27         Financial Data Schedule
99         Risk Factors

-------------------------

     Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.