Form 10-Q
period 2000-03-31
SPORTSMANS GUIDE INC
filed 2000-05-17
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE  ACT OF 1934.  FOR THE TRANSITION PERIOD FROM         TO         .
                                                            --------   --------



                           Commission File No. 015767


                           THE SPORTSMAN'S GUIDE, INC.
             (Exact name of registrant as specified in its charter)


             MINNESOTA                                  41-1293081
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

As of May 17, 2000, there were 4,748,810 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                               March 31,      December  31,
                                                                 2000             1999
                                                                 ----             ----
                                     ASSETS


CURRENT ASSETS
  Accounts receivable - net                                 $    2,879        $    4,944
  Inventory                                                     33,746            37,403
  Promotional material                                           3,268             4,435
  Prepaid expenses                                               1,512               759
                                                            -------------     -------------
      Total current assets                                      41,405            47,541
PROPERTY AND EQUIPMENT - NET                                     5,645             5,764
OTHER ASSETS                                                       191               191
                                                            -------------     -------------
      Total assets                                         $    47,241        $   53,496
                                                            =============     =============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances                $     1,859        $    2,425
  Notes payable - bank                                          17,041            12,598
  Current maturities of long-term debt                              30                30
  Accounts payable
    Trade                                                        8,509            16,002
    Related parties                                                 48                66
  Accrued expenses                                               1,246             1,809
  Customer deposits and other liabilities                        2,203             3,342
                                                            -------------     -------------
      Total current liabilities                                 30,936            36,272
LONG-TERM LIABILITIES
  Long-term debt                                                    40                40
  Deferred income taxes                                            170               170
                                                            -------------     -------------
      Total liabilities                                         31,146            36,482

COMMITMENTS AND CONTINGENCIES                                       --                --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares
    authorized; 4,748,810 and 4,747,810 shares issued and
    outstanding at March 31, 2000 and December 31, 1999             47                47
  Additional paid-in capital                                    11,565            11,562
  Retained earnings                                              4,483             5,405
                                                            -------------     -------------
      Total shareholders' equity                                16,095            17,014
                                                            -------------     -------------
      Total liabilities and shareholders' equity           $    47,241        $   53,496
                                                           ==============     =============


            See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             For the Quarters Ended
                             March 31, 2000 and 1999
                      (In thousands, except per share data)

                                                                                       Quarters Ended March 31,
                                                                                       ------------------------
                                                                                       2000                 1999
                                                                                       ----                 ----

Sales                                                                            $     30,733         $     38,384

Cost of sales                                                                          19,142               23,070
                                                                                 ----------------      ----------------

    Gross profit                                                                       11,591               15,314

Selling, general and administrative expenses                                           12,622               14,549
                                                                                 ----------------      ----------------

    Earnings (loss)  from operations                                                   (1,031)                 765

Interest expense                                                                         (382)                (116)
Miscellaneous income (expense), net                                                         5                    4
                                                                                 ----------------      ----------------

    Earnings (loss) before income taxes                                                (1,408)                 653

Income tax expense (benefit)                                                             (486)                 225
                                                                                 ----------------      ----------------

    Net earnings (loss)                                                          $       (922)        $        428
                                                                                 ================      ================

Net earnings (loss) per share:
    Basic                                                                        $       (.19)        $        .09
                                                                                 ================      ================
    Diluted                                                                      $       (.19)        $        .09
                                                                                 ================      ================

Weighted average common and common equivalent shares outstanding:
    Basic                                                                               4,748                4,748
                                                                                 ================      ================
    Diluted                                                                             4,748                4,849
                                                                                 ================      ================






            See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             For the Quarters Ended
                             March 31, 2000 and 1999
                            (In thousands of dollars)

                                                             Quarters Ended March 31,
                                                          ------------------------------
                                                                2000             1999
                                                                ----             ----
Cash flows from operating activities:
  Net earnings (loss)                                     $     (922)      $      428
  Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
    Depreciation and amortization                                526              412
    Changes in assets and liabilities:
      Accounts receivable                                      2,065               31
      Inventory                                                3,657           (2,802)
      Promotional material                                     1,167             (592)
      Prepaid expenses                                          (753)            (159)
      Checks written in excess of bank balances                 (566)           2,787
      Accounts payable                                        (7,511)          (2,440)
      Accrued expenses                                          (563)            (162)
      Customer deposits and other liabilities                 (1,139)            (210)
                                                          --------------   --------------

        Cash flows used in operating activities               (4,039)          (2,707)

Cash flows from investing activities:
  Purchases of property and equipment                           (409)            (523)
  Other                                                            2               --
                                                          --------------   --------------
        Cash flows used in investing activities                 (407)            (523)

Cash flows from financing activities:
  Net proceeds from revolving credit line                      4,443              920
  Proceeds from exercise of stock options and warrants             3                7
                                                          --------------   --------------
        Cash flows provided by financing activities            4,446              927
                                                          --------------   --------------

Decrease in cash and cash equivalents                             --           (2,303)

Cash and cash equivalents at beginning of the quarter             --            2,303
                                                          --------------   --------------

Cash and cash equivalents at end of the quarter           $       --       $       --
                                                          ==============   ==============

Supplemental disclosure of cash flow information

Cash paid during the quarters for:
      Interest                                            $      261       $      126
      Income taxes                                        $       65       $        1




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

         The Company's fiscal quarter ends on the Sunday nearest March 31 for 2000 and 1999, but for clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal quarters 2000 and 1999 consisted of 13 weeks.

         In preparing the Company's financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Note 2:  Net Earnings (Loss) Per Share

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

         For the quarter ended March 31, 2000, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the quarter ended March 31, 2000, the common share equivalents that would have been included in the computation of diluted net earnings per share were 27,480.

         For the quarter ended March 31, 1999, 101,264 shares of common stock equivalents were included in the computation of diluted net earnings per share.

         Options and warrants to purchase 616,189 and 392,625 shares of common stock with a weighted average exercise price of $6.29 and $7.11 were outstanding during the quarter ended March 31, 2000 and 1999, but were not included in the computation of diluted net earnings per share because to do so would have been anti-dilutive.

Note 3:  Revolving Credit Facility

         The Company is a party to a Credit and Security Agreement with Norwest Bank Minnesota, National Association providing a revolving line of credit up to $25 million, subject to an adequate borrowing base, expiring in December 2002. Effective May 12, 2000, the Company amended the Credit and Security Agreement to provide, among other things, amendments to (i) the quarterly measurement of year-to-date earnings
         (loss) covenant and (ii) the interest rate applicable to the outstanding borrowings of the Company in the event that certain net income levels are not obtained or proceeds from the Company's previously announced private equity placement are not received. In addition, as part of the amendment, the bank agreed to waive the Company's default of the quarterly measurement of year-to-date earnings
         (loss) covenant.

Note 4:  Subsequent Event

         On March 22, 2000, the Company entered into a binding letter of intent with E Com Ventures, Inc. pursuant to which E Com Ventures, Inc. agreed to purchase from the Company 550,000 shares of common stock of the Company for $6.00 per share in a private placement. The Company also agreed to issue E Com Ventures, Inc. a warrant to purchase 110,000 shares of common stock at an exercise price of $6.50 per share, exercisable for a period of ten years from the date of issuance. The transaction is subject to due diligence and to date has not been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Quarter ended March 31, 2000 compared to quarter ended March 31, 1999

SALES. Sales for the quarter ended March 31, 2000 of $30.7 million were $7.7 million or approximately 20% lower than sales of $38.4 million during the same period last year. The decrease in sales, quarter over quarter, was primarily due to a planned decrease in catalog circulation combined with lower than anticipated customer response rates, offset slightly by an increase in Internet sales versus last year. The Company's plan for 2000 is to improve profitability by reducing the number of catalog mailings through the elimination of unprofitable specialty catalog editions and monthly main catalog mailings to unprofitable segments of the house customer file. This strategy will yield a significant reduction in advertising costs while producing lower sales compared to the prior year. The Company expects sales to decrease at a lower rate than advertising costs, producing a higher level of profitability with an improved advertising to sales ratio.

Catalog circulation for the first quarter of 2000 was down approximately 20% per plan compared to the same period last year. At the same time, overall customer response rates were expected to improve over the prior year with the elimination of unprofitable catalog editions and customer segments. Actual customer response rates in the first quarter of 2000 were much lower than anticipated causing a significant shortfall to the projected sales level. Management believes that customer response rates during the quarter were negatively impacted primarily by late and undelivered catalogs by the United States Postal Service and unseasonably warm weather. The Company mailed ten catalog editions, including seven specialty editions, during the quarter ended March 31, 2000, compared to twelve editions, including nine specialty editions, during the same period last year.

Internet sales for the quarter ended March 31, 2000 were approximately 13% of total net sales compared to approximately 4% of total net sales during the same period last year. The Company defines Internet sales as those that are derived from our web site and catalog orders that are processed online on our web site.

Gross returns and allowances for the quarter ended March 31, 2000 were $3.6 million or 10.4% of gross sales compared to $4.3 million or 10.2% of gross sales during the same period last year.

GROSS PROFIT. Gross profit for the quarter ended March 31, 2000 was $11.6 million or 37.7% of sales compared to $15.3 million or 39.9% of sales during the same period last year. The decrease in gross profit as a percentage of sales was primarily due to higher distribution costs and lower shipping and handling margins. Distribution expense as a percentage of sales was up due to higher wages and higher merchandise handling costs associated with lower than anticipated sales volume. Shipping and handling margins were down primarily due to rate increases by parcel post carriers effective in each of the first quarters of 1999 and 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended March 31, 2000 were $12.6 million or 41.1% of sales compared to $14.5 million or 37.9% of sales for the same period last year. The decrease in dollars, compared to the same period last year, was primarily due to a planned reduction in catalog circulation. Total circulation during the first quarter of 2000 was 14.8 million catalogs compared to 18.4 million catalogs during the first quarter of 1999. Advertising expense for the quarter ended March 31, 2000 was $7.4 million or 24.1% of sales compared to $8.7 million or 22.6% of sales for the same period last year. The increase in advertising expense as a percentage of sales, compared to the same period last year, was primarily due to higher costs per catalog associated with the larger page size of the monthly main and footwear catalogs.

EARNINGS (LOSS) FROM OPERATIONS. Loss from operations for the quarter ended March 31, 2000 was ($1.0) million compared to earnings from operations of $765,000 for the quarter ended March 31, 1999.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2000 was $382,000 compared to $116,000 for the same period last year. The increase in interest expense was primarily due to higher levels of borrowing used for payments of accounts payable.

NET EARNINGS (LOSS). Net loss for the quarter ended March 31, 2000 was ($922,000) compared to net earnings of $428,000 or 1.1% of sales during the same period last year.

                        SEASONALITY AND QUARTERLY RESULTS


The majority of the Company's sales historically occur during the second half of the year. The seasonal nature of the Company's business is due to its focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. The Company expects this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth quarters, the Company incurs significant additional expenses for hiring employees and building inventory levels.

The following table sets forth certain unaudited financial information for each of the quarters shown.

                                                         First         Second           Third         Fourth
                                                        Quarter        Quarter         Quarter        Quarter
------------------------------------------------------------------------------------------------------------------
2000
  Sales                                                $ 30,733
  Gross profit                                           11,591
  Loss from operations                                   (1,031)
  Net loss                                                 (922)

1999
  Sales                                                $ 38,384      $ 32,683         $34,659        $ 56,789
  Gross profit                                           15,314        13,453          13,169          22,948
  Earnings (loss) from operations                           765           391          (1,378)          1,348
  Net earnings (loss)                                       428           133          (1,146)            597


                         LIQUIDITY AND CAPITAL RESOURCES

The Company meets its operating cash requirements through funds generated from operations and borrowings under its revolving line of credit.

WORKING CAPITAL. The Company had working capital of $10.5 million as of March 31, 2000 compared to $11.3 million as of December 31, 1999. The decrease of $800,000 was primarily due to year-to-date losses. The Company's working capital requirements have increased over the last three years primarily as a result of higher inventory levels and lower inventory turnover which are consistent with the Company's strategic plan to increase product categories and product margins through purchasing more manufacturers' close-outs and direct imports. The Company purchases large quantities of manufacturers' close-outs and direct imports, particularly in the footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing the Company's working capital requirements and related carrying costs.

The Company offers its customers an installment credit plan with no finance fees, known as the "G. O. Painless 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $2.0 million at March 31, 2000 compared to $4.1 million at December 31, 1999. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

In December 1999, the Company entered into a Credit and Security Agreement with Norwest Bank Minnesota, National Association providing a revolving line of credit up to $25 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 55% of inventory plus 80% of trade accounts receivable. Borrowings bear interest at the bank's prime rate less 0.25%. The revolving credit line is collateralized by substantially all of the assets of the Company.

All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax loss, quarterly measurement of year-to-date earnings (loss), maximum debt to net worth ratio, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. Effective May 12, 2000, the Company amended the Credit and Security Agreement to provide, among other things, amendments to (i) the quarterly measurement of year-to-date earnings (loss) covenant and (ii) the interest rate applicable to the outstanding borrowings of the Company in the event that certain net income levels are not obtained or proceeds from the Company's previously announced private equity placement are not received. As of March 31, 2000, the Company had borrowed $17.0 million against the revolving credit line compared to $12.6 million at December 31, 1999. Outstanding letters of credit were $1.0 million at March 31, 2000 compared to $1.5 million at December 31, 1999.

OPERATING ACTIVITIES. Cash flows used in operating activities for the quarter ended March 31, 2000 were $4.0 million compared to $2.7 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of payments of accounts payable and the year-to-date losses.

INVESTING ACTIVITIES. Cash flows used in investing activities during the quarter ended March 31, 2000 were $407,000 compared to $523,000 during the same period last year. The Company plans to expend approximately $1.8 million for capital additions during 2000.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the quarter ended March 31, 2000 were $4.4 million compared to $927,000 during the same period last year. The change in cash flows provided by financing activities during the first quarter of 2000 versus last year was due to increasing the net proceeds from the revolving credit line to fund the reduction in accounts payable.

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


                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the federal securities laws. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for the Company's products and the market acceptance of the Company's catalogs and Internet offerings as well as the factors set forth in Exhibit 99 "Risk Factors" to the Company's Annual Report on Form 10-K for the year ended December 31 1999, filed with the Securities and Exchange Commission.



                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Company's annual meeting of shareholders will be held on July 19, 2000 at 2:00 p.m. local time at the Company's executive offices. The Company plans to mail its proxy materials for the meeting on or about June 9, 2000. Proposals by shareholders intended to be presented at the annual meeting must be received at the Company's executive offices a reasonable time before the mailing date to be considered for inclusion in the proxy statement for the meeting pursuant to Rule 14a-8 or to be considered timely under Rule 14a-4(c)(1).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
        27. Financial Data Schedule

  (b) Reports on Form 8-K
        During the quarter ended March 31, 2000, the Company filed a report on Form 8-K dated January 11, 2000, reporting under Item 5 "Other Events" that the Company had prepared a private placement memorandum in connection with a proposed private financing. Certain sections of the memorandum were filed as an exhibit to the report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SPORTSMAN'S GUIDE, INC.



Date:  May 17, 2000                    /s/ Charles B. Lingen
                                       ---------------------
                                       Charles B. Lingen
                                       Senior Vice President Finance/CFO