Form 10-Q
period 2000-06-30
SPORTSMANS GUIDE INC
filed 2000-08-16
CIK 791450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2000 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the transition period from        to        .
                                                          -------   -------

                           Commission File No. 015767


                           THE SPORTSMAN'S GUIDE, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                              41-1293081
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

As of August 16, 2000 there were 4,748,810 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS

                            (In thousands of dollars)



                                       ASSETS                                             June 30,         December 31,
                                                                                            2000               1999
                                                                                            -----              ----
                                                                                         (unaudited)

CURRENT ASSETS
  Accounts receivable - net                                                              $    2,142         $    4,944
  Inventory                                                                                  31,190             37,403
  Promotional material                                                                        3,757              4,435
  Prepaid expenses                                                                            2,585                759
                                                                                         ----------         ----------
      Total current assets                                                                   39,674             47,541
PROPERTY AND EQUIPMENT - NET                                                                  5,585              5,764
OTHER ASSETS                                                                                    191                191
                                                                                         ----------         ----------
      Total assets                                                                       $   45,450         $   53,496
                                                                                         ==========         ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances                                              $    1,199         $    2,425
  Notes payable - bank                                                                       15,700             12,598
  Current maturities of long-term debt                                                           30                 30
  Accounts payable                                                                            9,849             16,068
  Accrued expenses                                                                            1,529              1,809
  Customer deposits and other liabilities                                                     1,752              3,342
                                                                                         ----------         ----------
      Total current liabilities                                                              30,059             36,272

LONG-TERM LIABILITIES
  Long-term debt
                                                                                                  2                 40
  Deferred income taxes                                                                         170                170
                                                                                         ----------         ----------
      Total liabilities                                                                      30,231             36,482

COMMITMENTS AND CONTINGENCIES
                                                                                                 --                 --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized:
    4,748,810 and 4,747,810 shares issued and outstanding at
    June 30, 2000 and December 31, 1999                                                          47                 47
  Additional paid-in capital                                                                 11,565             11,562
  Retained earnings                                                                           3,607              5,405
                                                                                         ----------         ----------
      Total shareholders' equity                                                             15,219             17,014
                                                                                         ----------         ----------
      Total liabilities and shareholders' equity                                         $   45,450         $   53,496
                                                                                         ==========         ==========



           See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                    For the Three Months and Six Months Ended
                             June 30, 2000 and 1999

                      (In thousands, except per share data)



                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                         ---------------------------------    ---------------------------------
                                                               2000               1999              2000                1999
                                                               ----               ----              ----                ----
Sales                                                    $    25,938        $    32,683       $    56,671         $    71,067
Cost of sales                                                 15,509             19,230            34,651              42,300
                                                         -----------        -----------       -----------         -----------
    Gross profit                                              10,429             13,453            22,020              28,767
Selling, general and administrative
 expenses                                                     11,318             13,062            23,940              27,611
                                                         -----------        -----------       -----------         -----------
    Earnings (loss) from operations                             (889)               391            (1,920)              1,156
Interest expense                                                (444)              (198)             (826)               (314)
Miscellaneous income, net                                         12                 11                17                  15
                                                         -----------        -----------       -----------         -----------

    Earnings (loss) before income taxes                       (1,321)               204            (2,729)                857

Income taxes expense (benefit)                                  (445)                71              (931)                296
                                                         -----------        -----------       -----------         -----------

    Net earnings (loss)                                  $      (876)       $       133       $    (1,798)        $       561
                                                         ===========        ===========       ===========         ===========

Net earnings (loss) per share:
    Basic                                                $      (.18)       $       .03       $      (.38)        $       .12
                                                         ===========        ===========       ===========         ===========
    Diluted                                              $      (.18)       $       .03       $      (.38)        $       .12
                                                         ===========        ===========       ===========         ===========

Weighted average common and common
 equivalent shares outstanding:
    Basic                                                      4,749              4,748             4,749               4,748
                                                         ===========        ===========       ===========         ===========
    Diluted                                                    4,749              4,831             4,749               4,840
                                                         ===========        ===========       ===========         ===========











           See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Six Months Ended
                             June 30, 2000 and 1999

                            (In thousands of dollars)



                                                                                     Six Months Ended June 30,
                                                                             --------------------------------------
                                                                                    2000                   1999
                                                                                    ----                   ----

Cash flows from operating activities:
  Net earnings (loss)                                                         $     (1,798)          $        561
  Adjustments to reconcile net earnings (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                                    1,079                    855
    Other                                                                              (13)                   (13)
    Changes in assets and liabilities:
      Accounts receivable                                                            2,802                    411
      Inventory                                                                      6,213                 (9,586)
      Promotional material                                                             678                   (359)
      Prepaid expenses                                                              (1,826)                  (167)
      Checks written in excess of bank balances                                     (1,226)                 2,493
      Accounts payable                                                              (6,219)                (1,780)
      Accrued expenses                                                                (280)                   (39)
      Customer deposits and other liabilities                                       (1,590)                  (660)
                                                                              ------------           ------------
          Cash flows used in operating activities                                   (2,180)                (8,284)

Cash flows from investing activities:
  Purchases of property and equipment                                                 (902)                (1,531)
  Other                                                                                  2                     --
                                                                              ------------           ------------
         Cash flows used in investing activities                                      (900)                (1,531)

Cash flows from financing activities:
  Net proceeds from revolving credit line                                            3,102                  7,530
  Payments on long-term debt                                                           (25)                   (25)
  Proceeds from exercise of stock options and warrants                                   3                      7
                                                                              ------------           ------------
         Cash flows provided by financing activities                                 3,080                  7,512
                                                                              ------------           ------------
Decrease in cash and cash equivalents                                                   --                 (2,303)

Cash and cash equivalents at beginning of the period                                    --                  2,303
                                                                              ------------           ------------

Cash and cash equivalents at end of the period                                $         --           $         --
                                                                              ============           ============

Supplemental disclosure of cash flow information

Cash paid during the periods for:
        Interest                                                              $        796           $        307
        Income taxes                                                                    65                    161








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

        The Company's fiscal quarter ends on the Sunday nearest June 30 for 2000 and 1999, but for clarity of presentation, all periods are described as if the three and six month periods end June 30. Fiscal quarters 2000 and 1999 consisted of thirteen weeks.

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

        For the three months and six months ended June 30, 2000, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months and six months ended June 30, 2000, the common share equivalents that would have been included in the computation of diluted net earnings per share were 22,349 and 24,915.

        For the three months and six months ended June 30, 1999, 83,376 and 92,320 shares of common stock equivalents were included in the computation of diluted net earnings per share.

        Options and warrants to purchase 609,839 and 488,325 shares of common stock with a weighted average exercise price of $6.29 and $6.87 were outstanding during the three months ended June 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

        Options and warrants to purchase 613,014 and 439,000 shares of common stock with a weighted average exercise price of $6.29 and $6.98 were outstanding during the six months ended June 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 3: Revolving Credit Facility

        The Company is a party to a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association providing for a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. Effective August 2, 2000, the Credit and Security Agreement was amended to provide an additional $2.0 million in availability over the borrowing base until November 15, 2000. Borrowings under the seasonal over-advance component bear interest at the bank's prime rate plus 2% to 4%.

                           THE SPORTSMAN'S GUIDE, INC.

                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

Note 4: Subsequent Event

        On March 22, 2000, the Company entered into a letter of intent with E Com Ventures, Inc. pursuant to which E Com Ventures, Inc. agreed to purchase from the Company 550,000 shares of common stock of the Company for $6.00 per share in a private placement, subject to customary due diligence. On July 14, 2000, the Company announced the letter agreement had been terminated by mutual consent of the two companies.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three months and six months ended June 30, 2000 compared to three months and six months ended June 30, 1999

SALES. Sales for the three months and six months ended June 30, 2000 of $25.9 million and $56.7 million were $6.8 million or 20.8% and $14.4 million or 20.3% lower than sales of $32.7 million and $71.1 million during the same periods last year. The decrease in sales for the second quarter and first half of 2000 was primarily due to a planned decrease in catalog circulation combined with lower than anticipated customer response rates and average order size. The Company's plan for 2000 was to improve profitability by reducing the number of catalog mailings through the elimination of unprofitable specialty catalog editions and monthly main catalog mailings to unprofitable segments of the house customer file. This strategy will yield a significant reduction in advertising costs while producing lower sales compared to the prior year. The Company expected sales to decrease at a lower rate than advertising costs, producing a higher level of profitability through improved customer response rates.

The catalog circulation plan for the second quarter and first half of 2000 was down approximately 22% and 21%, respectively, compared to the same periods last year. At the same time, overall customer response rates were expected to improve over the prior year with the elimination of unprofitable catalog editions and customer segments. Actual customer response rates in the second quarter and first half of 2000 were much lower than anticipated causing a significant shortfall to the projected sales level. Management believes that customer response rates during the second quarter and first half were negatively impacted by late and undelivered catalogs by the United States Postal Service and unseasonably warm weather, especially in the first quarter.

At the end of the second quarter of 2000, the Company has taken additional actions to return the catalog to profitability. Certain organizational changes, largely reductions in headcount, have been made which will reduce expenses by over $1.0 million on an annual basis. In addition, the Company's strategy will re-focus on the product price/value relationship, will increase catalog product density, and will test various promotions to enhance the value proposition and increase the membership of the Company's buyers' club. These changes, with the exception of the organizational changes, will largely affect the fourth quarter of 2000.

Internet sales for the second quarter and first half of 2000 were approximately 15% and 14% of total sales, compared to 7% and 5%, respectively, during the same periods last year. The Company defines Internet sales as those that are derived from our web sites and catalog orders that are processed online on our web sites.

The Company mailed ten catalog editions, including seven specialty catalog editions, during the three months ended June 30, 2000 compared to 12 editions, including nine specialty catalog editions, during the same period last year. Year to date, the Company has mailed 20 catalog editions, including 14 specialty catalogs, compared to 24 catalog editions, including 18 specialty catalog editions, during the same period last year.

Gross returns and allowances for the three months and six months ended June 30, 2000 were $2.3 million or 8.2% of gross sales and $5.9 million or 9.4% of gross sales compared to $3.1 million or 8.7% of gross sales and $7.5 million or 9.5% of gross sales during the same periods last year.

GROSS PROFIT. Gross profit for the three months and six months ended June 30, 2000 was $10.4 million or 40.2% of sales and $22.0 million or 38.9% of sales compared to $13.5 million or 41.2% of sales and $28.8 million or 40.5% of sales during the same periods last year. The decrease in gross profit percentage for the second quarter and first half of 2000 was primarily due to higher distribution and merchandising costs as a result of lower sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months and six months ended June 30, 2000 were $11.3 million or 43.6% of sales and $23.9 million or 42.2% of sales compared to $13.1 million or 40.0% of sales and $27.6 million or 38.9% of sales for the same periods last year. Selling, general and administrative expenses as a percentage of sales were higher during both periods compared to last year due primarily to the lower sales volume. Total catalog circulation during the second quarter and first half of 2000 was 13.3 million and 28.0 million catalogs compared to 16.9 million and 35.4 million catalogs during the same periods last year. Advertising expense for the three months and six months ended June 30, 2000 was $6.3 million or 24.4% of sales and $13.7 million or 24.2% of sales compared to $7.8 million or 23.9% of sales and $16.5 million or 23.2% of sales for the same periods last year. The increase in advertising expense for the second quarter and first half of 2000, as a percentage of sales, compared to the same periods last year was primarily due to lower than anticipated customer response rates and higher costs of catalogs.

EARNINGS (LOSS) FROM OPERATIONS. Loss from operations for the three months and six months ended June 30, 2000 was ($889,000) and ($1.9) million compared to earnings of $391,000 or 1.2% of sales and $1.2 million or 1.6% of sales for the same periods last year.

INTEREST EXPENSE. Interest expense for the three months and six months ended June 30, 2000 was $444,000 and $826,000 compared to $198,000 and $314,000 for the same periods last year. The increase in interest expense for the quarter and year to date was primarily due to higher levels of borrowing as a result of the net losses incurred to date.

NET EARNINGS (LOSS). Net loss for the three months and six months ended June 30, 2000 was ($876,000) and ($1.8) million compared to net earnings of $133,000 or 0.4% of sales and $561,000 or 0.8% of sales for the same periods last year.

                        SEASONALITY AND QUARTERLY RESULTS

The majority of the Company's sales historically occur during the second half of the year. The seasonal nature of the Company's business is due to the catalog's focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. The Company expects this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth fiscal quarters, the Company incurs significant additional expenses for hiring employees and building inventory levels.

The following table sets forth certain unaudited financial information for each of the quarters shown.



                                                           First           Second           Third          Fourth
                                                          Quarter         Quarter          Quarter         Quarter
                                                          -------         -------          -------         -------
2000
  Sales                                                   $30,733         $25,938
  Gross profit                                             11,591          10,429
  Loss from operations                                     (1,031)           (889)
  Net loss                                                   (922)           (876)

1999
  Sales                                                   $38,384         $32,683           $34,659         $56,789
  Gross profit                                             15,314          13,453            13,169          22,948
  Earnings (loss) from operations                             765             391            (1,378)          1,348
  Net earnings (loss)                                         428             133            (1,146)            597


                         LIQUIDITY AND CAPITAL RESOURCES

The Company meets its operating cash requirements through funds generated from operations and borrowings under its revolving line of credit.

WORKING CAPITAL. The Company had working capital of $9.6 million as of June 30, 2000 compared to $11.3 million as of December 31, 1999. The decrease of $1.7 million was primarily due to year to date losses. The Company's working capital requirements have increased over the last three years primarily as a result of higher inventory levels which are consistent with the Company's strategic plan to increase product margins through purchasing more manufacturers' close-outs and imports. The Company purchases large quantities of manufacturers' close-outs and other individual product items on an opportunistic or when-available basis, particularly in the case of footwear and apparel. The seasonal nature of the merchandise or the time of acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels thereby increasing the Company's working capital requirements and related carrying costs.

The Company offers its customers an installment credit plan with no finance fees, known as the "G. O. Painless 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $1.3 million at June 30, 2000 compared to $4.1 million at December 31, 1999. The installment plan will continue to require the allocation of working capital, which the Company expects to fund from operations and availability under its revolving credit facility.

In December 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 55% of inventory plus 80% of trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving line of credit is collateralized by substantially all of the assets of the Company.

All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax loss, quarterly measurement of year-to-date earnings (loss), maximum debt to net worth ratio, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. Effective May 12, 2000, the Company amended the Credit and Security Agreement to provide, among other things, amendments to (i) the quarterly measurement of year-to-date earnings (loss) covenant and (ii) the interest rate applicable to the outstanding borrowings of the Company in the event that certain net income levels are not obtained. Effective August 2, 2000, the Credit and Security Agreement was amended to provide an additional $2.0 million in availability over the borrowing base until November 15, 2000. Borrowings under the seasonal over-advance component bear interest at the bank's prime rate plus 2% to 4%. As of June 30, 2000, the Company was in compliance with all applicable covenants under the revolving line of credit agreement. As of June 30, 2000, the Company had borrowed $15.7 million against the revolving credit line compared to $12.6 million at December 31, 1999. Outstanding letters of credit were $1.4 million at June 30, 2000 compared to $1.5 million at December 31, 1999.

OPERATING ACTIVITIES. Cash flows used in operating activities for the six months ended June 30, 2000 were $2.2 million compared to $8.3 million for the same period last year. The decrease in cash flows used in operating activities was primarily the result of the decrease in inventory.

INVESTING ACTIVITIES. Cash flows used in investing activities during the six months ended June 30, 2000 were $900,000 compared to $1.5 million during the same period last year. The Company plans to expend approximately $1.2 million for capital additions during 2000.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the six months ended June 30, 2000 were $3.1 million compared to $7.5 million during the same period last year. The change in cash flows provided by financing activities during the first half of 2000 versus last year was due to the lower level of inventory.


The Company believes that cash flow from operations and borrowing capacity under its revolving credit facility will be sufficient to fund operations and future growth for the next twelve months.


                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of the federal securities laws. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for the Company's products and the market acceptance of the Company's catalogs and Internet offerings as well as the factors set forth in Exhibit 99 "Risk Factors" to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held July 19, 2000, at which the following matters were submitted to a vote of shareholders:


           1. Election of seven directors.


              NOMINEE                               FOR                      AGAINST                    ABSTAIN
              -------                               ---                      -------                    -------
           Gary Olen                               3,826,643                    3,150                      37,863
           Gregory R. Binkley                      3,829,643                      150                      37,863
           Charles B. Lingen                       3,829,643                      150                      37,863
           Vincent W. Shiel                        3,829,643                      150                      37,863
           Leonard M. Paletz                       3,829,643                      150                      37,863
           Mark F. Kroger                          3,829,643                      150                      37,863
           William T. Sena                         3,829,643                      150                      37,863


           2. Ratification of the engagement of Grant Thornton LLP as independent certified public accountants for the Company for 2000.


              FOR                            AGAINST                         ABSTAIN                     BROKER NON-VOTES
              ---                            -------                         -------                     ----------------
           3,852,173                          9,958                           5,525                             0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 First Amendment to Credit and Security Agreement between the Company and Norwest Bank Minnesota, National Association dated May 12, 2000

        10.2 Second Amendment to Credit and Security Agreement between the Company and Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association dated August 2, 2000

        27    Financial Data Schedule

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE SPORTSMAN'S GUIDE, INC.



     Date:  August 16, 2000                 /s/ Charles B. Lingen
                                            -----------------------------------
                                            Charles B. Lingen
                                            Senior Vice President Finance/CFO