Form 10-Q
period 2000-09-30
SPORTSMANS GUIDE INC
filed 2000-11-15
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  (Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000 or


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.  For the transition period from
         to       .                                                       ------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]


As of November 15, 2000, there were 4,748,810 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS

                            (In thousands of dollars)



                      ASSETS                                              September 30,        December 31,
                                                                             2000                 1999
                                                                             ----                 ----
                                                                          (unaudited)
CURRENT ASSETS
  Accounts receivable - net                                                 $   1,976             $  4,944
  Inventory                                                                    35,026               37,403
  Promotional material                                                          5,265                4,435
  Prepaid expenses                                                              3,041                  759
                                                                            ---------            ---------
      Total current assets                                                     45,308               47,541
PROPERTY AND EQUIPMENT - NET                                                    5,300                5,764
OTHER ASSETS                                                                      191                  191
                                                                            ---------            ---------
      Total assets                                                          $  50,799             $ 53,496
                                                                            =========            =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances                                 $   1,632             $  2,425
  Note payable - bank                                                          17,971               12,598
  Current maturities of long-term debt                                             30                   30
  Accounts payable                                                             13,364               16,068
  Accrued expenses                                                              1,213                1,809
  Customer deposits and other liabilities                                       1,890                3,342
                                                                            ---------             --------
      Total current liabilities                                                36,100               36,272
LONG-TERM LIABILITIES
  Long-term debt                                                                    2                   40
  Deferred income taxes                                                           170                  170
                                                                            ---------             --------
      Total liabilities                                                        36,272               36,482

COMMITMENTS AND CONTINGENCIES                                                       -                    -

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares
    authorized; 4,748,810 and 4,747,810 shares issued
    and outstanding at September 30, 2000 and
    December 31, 1999
                                                                                   47                   47
  Additional paid-in capital                                                   11,565               11,562
  Retained earnings                                                             2,915                5,405
                                                                            ---------             --------
      Total shareholders' equity                                               14,527               17,014
                                                                            ---------             --------
      Total liabilities & shareholders' equity                              $  50,799             $ 53,496
                                                                            =========             ========











            See accompanying condensed notes to financial statements

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   For the Three Months and Nine Months Ended
                           September 30, 2000 and 1999

                      (In thousands, except per share data)



                                                          Three Months Ended     Nine Months Ended
                                                          ------------------     -----------------
                                                             September 30,         September 30,
                                                             ------------          ------------
                                                            2000       1999       2000       1999
                                                            ----       ----       ----       ----
Sales                                                     $ 29,640   $ 40,019   $ 95,930  $ 122,373

Cost of sales                                               19,639     26,850     63,909     80,437
                                                          --------   --------   --------  ---------

   Gross profit                                             10,001     13,169     32,021     41,936

Selling, general and administrative
 expenses                                                   10,677     14,547     34,617     42,158
                                                          --------   --------   --------  ---------

    Loss from operations                                      (676)    (1,378)    (2,596)      (222)

Interest expense                                              (427)      (376)    (1,253)      (690)
Miscellaneous income, net                                        5          4         22         19
                                                          --------   --------   --------  ---------

    Loss before income taxes                                (1,098)    (1,750)    (3,827)      (893)

Income tax benefit                                            (406)      (604)    (1,337)      (308)
                                                          ---------  --------   --------  ---------

    Net loss                                              $   (692)  $ (1,146)  $ (2,490) $    (585)
                                                          =========  ========   ========= =========

Net loss per share:
    Basic                                                 $   (.15)  $   (.24)  $   (.52) $    (.12)
                                                          =========  =========  ========= =========
    Diluted                                               $   (.15)  $   (.24)  $   (.52) $    (.12)
                                                          =========  =========  ========= =========

Weighted average common and common
 equivalent shares outstanding:
    Basic                                                    4,749      4,748      4,749      4,748
                                                          =========  =========  ========= =========
    Diluted                                                  4,749      4,748      4,749      4,748
                                                          =========  =========  ========= =========
















            See accompanying condensed notes to financial statements

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Nine Months Ended
                           September 30, 2000 and 1999

                            (In thousands of dollars)


                                                                      2000            1999
                                                                      ----            ----
Cash flows from operating activities:
  Net loss                                                         $ (2,490)        $   (585)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                     1,608            1,336
    Other                                                               (13)             (12)
    Changes in assets and liabilities:
      Accounts receivable                                             2,968              143
      Inventory                                                       2,377          (19,748)
      Promotional material                                             (830)          (1,733)
      Prepaid expenses                                               (2,282)            (528)
      Checks written in excess of bank balances                        (793)           2,611
      Accounts payable                                               (2,704)           2,738
      Accrued expenses                                                 (596)            (206)
      Customer deposits and other liabilities                        (1,452)             (50)
                                                                   --------         --------
        Cash flows used in operating activities                      (4,207)         (16,034)

Cash flows from investing activities:
  Purchases of property and equipment                                (1,144)          (2,306)
                                                                   --------         --------
        Cash flows used in investing activities                      (1,144)          (2,306)

Cash flows from financing activities:
  Net proceeds from revolving credit line                             5,373           16,055
  Payments on long-term debt                                            (25)             (25)
  Proceeds from exercise of stock options
   and warrants                                                           3                7
                                                                   --------         --------
        Cash flows provided by financing activities                   5,351           16,037
                                                                   --------         --------

Decrease in cash and cash equivalents                                    --           (2,303)

Cash and cash equivalents at beginning of the period                     --            2,303
                                                                   --------         --------

Cash and cash equivalents at end of the period                     $     --         $     --
                                                                   ========         ========

Supplemental disclosure of cash flow information

Cash paid during the periods for:
      Interest                                                     $  1,222         $    544
      Income taxes                                                 $     71         $    161






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

          In response to the Financial Accounting Standards Board's Emerging Task Force Consensus Opinion Issue 00-10 "Accounting for Shipping and Handling Fees," the Company reclassified shipping and handling revenues to Sales from Cost of Sales in the third quarter. For the three months and nine months ended September 30, 2000, $4.1 million and $13.8 million of shipping and handling revenues were reclassified to Sales. For the three and nine months ended September 30, 1999, $5.3 million and $16.7 million of shipping and handling revenues were reclassified to Sales.

          The Company's fiscal quarter ends on the Sunday nearest September 30 for 2000 and 1999, but for clarity of presentation, all periods are described as if the three and nine month periods end September 30. Fiscal third quarters 2000 and 1999 consisted of thirteen weeks. The three fiscal quarters 2000 and 1999 consisted of thirty-nine weeks.

Note 2:   Net Loss Per Share

          The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares.

          For the three months and nine months ended September 30, 2000, no common share equivalents were included in the computation of diluted net loss per share. If the Company would have reported net income in the three months ended September 30, 2000, no common share equivalents would have been included in the computation of diluted net earnings per share. If the Company would have reported net income in the nine months ended September 30, 2000, 16,610 common share equivalents would have been included in the computation of diluted net earnings per share.

          For the three months and nine months ended September 30, 1999, no common share equivalents were included in the computation of diluted net loss per share. If the Company would have reported net income in the three months and nine months ended September 30, 1999, the common share equivalents that would have been included in the computation of diluted net earnings per share were 74,230 and 86,290.

          Options and warrants to purchase 694,669 and 502,039 shares of common stock with a weighted average exercise price of $5.79 and $6.83 were outstanding during the three months ended September 30, 2000 and 1999, but were not included in the computation of diluted net earnings per share because to do so would have been anti-dilutive.

          Options and warrants to purchase 640,232 and 460,996 shares of common stock with a weighted average exercise price of $6.11 and $6.92 were outstanding during the nine months ended September 30, 2000 and 1999, but were not included in the computation of diluted net earnings per share because to do so would have been anti-dilutive.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

  Three months and nine months ended September 30, 2000 compared to three months and nine months ended September 30, 1999

  SALES. Sales for the three months and nine months ended September 30, 2000 of $29.6 million and $95.9 million were $10.4 million or 26.0% lower and $26.5 million or 21.7% lower than sales of $40.0 million and $122.4 million during the same periods last year. The decrease in sales for the third quarter and year to date were primarily due to a planned decrease in catalog circulation combined with lower than anticipated customer response rates and average order size. The Company's plan for 2000 was to improve profitability by reducing the number of catalog mailings through the elimination of unprofitable specialty catalog editions and monthly main catalog mailings to unprofitable segments of the house customer file. This strategy will yield lower sales compared to the prior year. The Company expected sales to decrease at a lower rate than advertising costs, producing a higher level of profitability through improved customer response rates.

  The catalog circulation plan for the third quarter and the first nine months was down approximately 38% and 27%, respectively, compared to the same periods last year. With the elimination of unprofitable catalog editions and customer segments, overall customer response rates were expected to improve over the prior year. Actual customer response rates in the third quarter and the first nine months were much lower than anticipated causing a significant shortfall to the projected sales level. Management believes that customer response rates during the first nine months were negatively impacted by late and undelivered catalogs by the United States Postal Service and unseasonably warm weather.

  At the end of the second quarter of 2000, the Company took additional actions to return the catalog to profitability. Certain organizational changes, largely reduction in headcount, were made which will reduce expenses by over $1.0 million on an annual basis. In addition, the Company's strategy was changed to refocus on the product/value relationship, increase catalog product density, enhance the value proposition and increase the membership of the Company's buyers' club. The majority of these changes will be implemented in the fourth quarter of 2000.

  Internet sales for the third quarter and the first nine months were approximately 16% and 14.5% of total sales, compared to 9.5% and 6.5%, respectively, during the same period last year. The Company defines Internet sales as those sales that are derived from our web sites and catalog orders that are processed online on our web sites.

  The Company mailed 11 catalog editions, including eight specialty editions, during the three months ended September 30, 2000, compared to 15 editions, including 12 specialty editions, during the same period last year. Year to date, the Company has mailed 31 catalog editions, including 22 specialty editions, compared to 39 editions, including 30 specialty editions, during the same period last year.

  Gross returns and allowances for the three months and nine months ended September 30, 2000 were $2.2 million or 6.8% of gross sales and $8.1 million or 7.7% of gross sales compared to $3.1 million or 7.2% of gross sales and $10.6 million or 8.0% of gross sales during the same periods last year.


  GROSS PROFIT. Gross profit for the three months and nine months ended September 30, 2000 was $10.0 million or 33.7% of sales and $32.0 million or 33.4% of sales compared to $13.2 million or 32.9% of sales and $41.9 million or 34.3% of sales during the same periods last year.

  The increase in the gross profit percentage for the third quarter of 2000 was largely due to higher product and shipping & handling margins. In the third quarter, product margins improved over the prior year primarily as a result of lower inventory related costs due to lower inventory levels and the number of stockkeeping units. The improvement in shipping & handling margins in the third quarter of 2000 was largely due to lower levels of backorders compared to the same period a year ago.

  The decrease in the gross profit percentage for nine months ended September 30, 2000 was primarily due to higher distribution and merchandising costs, especially in the first and second quarters, as a result of lower sales volume.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months and nine months ended September 30, 2000 were $10.7 million or 36.0% of sales and $34.6 million or 36.1% of sales, compared to $14.5 million or 36.4% of sales and $42.2 million or 34.5% of sales for the same periods last year.

  Selling, general and administrative expenses as a percentage of sales for the third quarter were virtually unchanged from the same period one year ago. For the third quarter of 2000, general and administrative expenses as a percentage of sales were higher compared to last year due primarily to lower sales volume. Selling expenses for the third quarter were lower as a percentage of sales compared to last year primarily as a result of improved customer response rates from eliminating unprofitable catalog editions and segments of the customer file. Although customer response rates for the third quarter improved over the prior year, overall response rates were not as high as anticipated. Selling, general and administrative expenses as a percentage of sales for the first nine months of 2000 were higher compared to last year due primarily to lower sales volume.

  Total catalog circulation during the third quarter and the first nine months of 2000 was 12.2 million and 40.2 million catalogs compared to 19.6 million and 55.0 million catalogs during the same periods last year. Advertising expense for the third quarter and the first nine months of 2000 was $6.0 million or 20.1% of sales and $19.8 million or 20.7% of sales compared to $8.7 million or 21.8% of sales and $25.2 million or 20.6% of sales for the same periods last year.

  LOSS FROM OPERATIONS. Loss from operations for the three months and nine months ended September 30, 2000 was ($676,000) and ($2.6) million compared to ($1.4) million and ($222,000) for the same periods last year.

  INTEREST EXPENSE. Interest expense for the three months and nine months ended September 30, 2000 was $427,000 and $1.3 million compared to $376,000 and $690,000 for the same periods last year. The increase in interest expense for the quarter and year to date was primarily due to higher levels of borrowing as a result of the net losses incurred to date.

  INCOME TAX BENEFIT. The income tax benefit for the three and nine month periods ended September 30, 2000 and 1999 reflects the Company's anticipated effective tax rate for the years ended December 31, 2000 and 1999, applied to the year to date net loss.

  NET LOSS. Net loss for the three months and nine months ended September 30, 2000 was ($692,000) and ($2.5) million compared to ($1.1) million and ($585,000) for the same periods last year.

                        SEASONALITY AND QUARTERLY RESULTS

  The majority of the Company's sales historically occur during the second half of the year. The seasonal nature of the Company's business is due to the catalog's focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. The Company expects this seasonality will continue in the future. In anticipation of increased sales activity during the fourth fiscal quarter, the Company incurs significant additional expenses for hiring employees and building inventory levels.

  The following table sets forth certain unaudited financial information for each of the quarters shown.

                                        First         Second       Third      Fourth
                                       Quarter        Quarter     Quarter     Quarter
                                       -------        -------     -------     -------
2000
  Sales                                $35,946        $30,344     $29,640
  Gross profit                          11,591         10,429      10,001
  Loss from operations                  (1,031)          (889)       (676)
  Net loss                                (922)          (876)       (692)

1999
  Sales                                $44,555        $37,799     $40,019     $65,700
  Gross profit                          15,314         13,453      13,169      22,948
  Earnings (loss) from operations          765            391      (1,378)      1,348
  Net earnings (loss)                      428            133      (1,146)        597



                         LIQUIDITY AND CAPITAL RESOURCES

The Company meets its operating cash requirements through funds generated from operations and borrowings under its revolving line of credit.

WORKING CAPITAL. The Company had working capital of $9.2 million as of September 30, 2000, compared to $11.3 million as of December 31, 1999. The decrease of $2.1 million was primarily due to year to date net losses. The Company purchases large quantities of manufacturers' close-outs and other individual product items on an opportunistic or when-available basis, particularly in the case of footwear and apparel. The seasonal nature of the merchandise or the time of acquisition may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels thereby increasing the Company's working capital requirements and related carrying costs.

The Company offers its customers an installment credit plan with no finance fees, known as the "G.O. Painless 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. The Company had installment receivables of $1.1 million at September 30, 2000 compared to $4.1 million at December 31, 1999. The installment plan will continue to require the allocation of working capital which the Company expects to fund from operations and availability under its revolving credit facility.

In December 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association, providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 55% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving line of credit is collateralized by substantially all of the assets of the Company.

All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax loss, quarterly measurement of year-to-date earnings (loss), maximum debt to net worth ratio, maximum days inventory levels (as defined) and maximum annual spending level for capital assets. The agreement also prohibits the payment of dividends to shareholders. Effective August 2, 2000, the Credit and Security Agreement was amended to provide an additional $2.0 million in availability over the borrowing base until November 15, 2000. Borrowings under the seasonal over-advance component bear interest at the bank's prime rate plus 2% to 4%. As of September 30, 2000, the Company was in compliance with all applicable covenants under the revolving line of credit agreement. As of September 30, 2000, the Company had borrowed $18.0 million against the revolving credit line compared to $12.6 million at December 31, 1999. Outstanding letters of credit were $471,000 at September 30, 2000 compared to $1.5 million at December 31, 1999.

OPERATING ACTIVITIES. Cash flows used in operating activities for the nine months ended September 30, 2000 were $4.2 million compared to $16.0 million for the same period last year. The decrease in cash flows used in operating activities was primarily the result of the decrease in the inventory purchases.

INVESTING ACTIVITIES. Cash flows used in investing activities for the nine months ended September 30, 2000 were $1.1 million compared to $2.3 million for the same period last year. The Company plans to expend approximately $1.4 million for capital additions during 2000.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the nine months ended September 30, 2000 were $5.4 million compared to $16.0 million during the same period last year. The change in cash flows provided by financing activities during the nine months ended September 30, 2000 compared to the prior year was largely due to the lower level of inventory purchases.

The Company believes that cash flow from operations and borrowing capacity under its revolving credit facility will be sufficient to fund operations for the next twelve months.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

             10.1 Employment Agreement between the Company and Gary Olen dated July 1, 2000

             27.    Financial Data Schedule

    (b)      Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SPORTSMAN'S GUIDE, INC.


Date:  November 15, 2000               /s/Charles B. Lingen
                                       --------------------
                                       Charles B. Lingen
                                       Executive Vice President of Finance
                                       and Administration/CFO