Form 10-K405
period 2000-12-31
SPORTSMANS GUIDE INC
filed 2001-03-27
CIK 791450

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

      For the transition period from                  to

                         Commission file number 0-15767

                           -------------------------

                          THE SPORTSMAN'S GUIDE, INC.
             (Exact name of registrant as specified in its charter)

                                   MINNESOTA
                        (State or other jurisdiction of
                         incorporation or organization)
                                   41-1293081
                      (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 21, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $3,269,544 based on the last reported sale price of the Common Stock on such date on the NASDAQ SmallCap Market.

     As of March 21, 2001, there were 4,748,810 shares of the registrant's Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     We are a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. We market and sell our merchandise through two primary channels:

     - main and specialty catalogs; and

     - a network of e-commerce Web sites.

     Our main and specialty catalogs as well as our Web sites offer high quality products at low prices. Our catalogs are advertised as The "Fun-to-Read" Catalog(R) and our primary Web site is advertised as the "Fun-to-Browse" Website(R). Our network of Web sites includes www.sportsmansguide.com, our online retail store modeled on our print catalogs; www.bargainoutfitters.com, our online liquidation outlet; and www.guideoutdoors.com, our new community/destination portal for the outdoor enthusiast.

     Our business was started in 1970. We were incorporated under the laws of the State of Minnesota on March 23, 1977. Our principal executive offices are located at 411 Farwell Avenue, South St. Paul, Minnesota 55075 and our telephone number is (651) 451-3030.

INDUSTRY OVERVIEW

     THE OUTDOOR SPORTS INDUSTRY. Statistics from the National Sporting Goods Association estimate the total annual outdoors market at $7.0 to $8.0 billion. In terms of sports, camping is the leading individual category, followed by hiking and hunting, biking and fishing. In terms of participation, fishing is the leader appealing to 29.1% of Americans 16 years of age and older, biking draws 28.6% of this population, and camping and hiking draw 26.8% and 23.8%, respectively. In addition, 17% of men age 16 and older hunt.

     THE CATALOG INDUSTRY. The catalog shopping industry has experienced substantial growth over the past several years. According to the Direct Marketing Association, 113 million Americans will order more that $75 billion worth of goods via catalog this year. The majority of our sales fall within two large product segments of the U.S. catalog market: apparel and sporting goods. Together, the apparel and sporting goods segments represent approximately 30% of the total dollar volume of catalog sales in the United States. Since most direct mail catalogs are targeted to women, we believe the male catalog customer is an underserved segment of the market that represents a significant opportunity. We believe that our niche marketing focus on the value-oriented outdoor enthusiast, together with our product offerings and growing sales of general merchandise, have positioned us to continue to take advantage of opportunities within this large and expanding market.

     GROWTH OF THE INTERNET AND E-COMMERCE. The Internet has emerged as a global medium, enabling millions of people to share information, communicate and conduct business electronically. Forrester Research estimates that over 160 million people worldwide are now logging on the Internet. International Data Corporation estimates that 9 million computer users will order $5.4 billion worth of products via the Internet in 2000.

OUR CATALOGS

     We publish main and specialty editions of The Sportsman's Guide catalog. We mailed approximately 62 million catalogs to existing and prospective customers in 2000.

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

     TYPES AND PURPOSES. Main catalog editions are mailed monthly and offer selections of our best selling products in a variety of product categories. We also use our main catalog as our primary prospecting catalog to test new names and new products. Response data from main catalog mailings are used to create specialty catalogs. New customers continue to receive monthly main catalogs in addition to specialty catalogs featuring the product categories in which they have shown an interest through past purchases.

     Specialty catalogs contain wide selections of products from a single product category. We identify the product categories for our specialty catalogs based on demand generated for certain categories in our main catalogs. During 2000, we published 28 specialty catalogs targeting buyers of footwear and apparel, deer hunting equipment, shooting supplies, military surplus, camping equipment and holiday gifts.

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

     CREATIVE. All catalogs are created and designed in-house by our creative services department which produces the advertising copy and layouts for each catalog. Substantially all of the photographs used in the catalogs are taken at our in-house photo studio. Artwork and copy for the catalog are transmitted in digital format from our desktop publishing systems to a pre-press vendor and then to the printer, which prints and mails the catalogs. These capabilities allow us to preserve the catalog's distinctive character and allow us greater control of the catalog production schedule, which reduces the lead time necessary to produce catalogs. We are able to prepare and mail a catalog in approximately 75 days. This allows us to offer new merchandise quickly to our customers, thereby maximizing pricing opportunities while minimizing inventory carrying costs. Because we use a value-oriented sales approach, we are able to use a lower weight and grade of paper than our competitors to reduce our catalog production and postage costs.

OUR WEB SITES

     Our network of Web sites, The GuideOutdoors Network(TM), includes those that offer online shopping as well as an online destination site with content-rich resources and information for the outdoor enthusiast. Our online retail stores generated over $23.0 million in sales in 2000 compared to $1.3 million in 1998. Product sales on the sites accounted for over 18% of our sales in the fourth quarter of 2000 compared to less than 1% for all of 1998. The GuideOutdoors Network(TM) includes the following Web sites:

     - SPORTSMANSGUIDE.COM, our online retail store;

     - BARGAINOUTFITTERS.COM, our online liquidation outlet; and

     - GUIDEOUTDOORS.COM, our community/destination portal for the outdoor enthusiast.

     SPORTSMANSGUIDE.COM. Our sportsmansguide.com site is our online retail store which was launched in April 1998. We began posting our catalogs and full product offerings on the site in February 1999.

     Our sportsmansguide.com site is modeled on our print catalogs. The site translates the distinctive look and editorial voice of our print catalog onto the Internet, adding interactive functionality to make shopping an entertaining experience. The site is designed to be fun-to-read and easy to use, enabling the ordering process to be completed with a minimum of customer effort. The site is advertised as The "Fun-to-Browse" Website(R). The site allows customers to order merchandise from print media, view current catalogs and request mailed catalog copies. E-mail addresses are collected through an optional program. E-mail broadcast messages, which include a variety of specialized product offerings, are delivered to 360,000 participating customers on a weekly basis.

     Through our relationship with Banta Digital Group, we have automated the process of converting our printed catalog pages for publication on our Web site. The digital pre-press of our catalog pages automatically flows to the Web site, enabling us to post entire catalogs on the site quickly.

     BARGAINOUTFITTERS.COM. Our bargainoutfitters.com site is our online liquidation outlet launched in November 1999. The site offers clothing and footwear products as well as home and garden, tools and automotive and electronic products that are deeply discounted, discontinued or overstocked.

     GUIDEOUTDOORS.COM. Our guideoutdoors.com site is our community/destination portal offering e-commerce and content for the online outdoor enthusiast. The site was launched in the second quarter of 2000. We believe the site is unique in its combination of name brand quality, discount pricing and breadth of product offerings, all within a community environment. The site offers full-line selections of camping, fishing, footwear, clothing, hunting, archery, marine, and hiking products at discount prices. The community content provides a broad and deep selection of resources and information updated regularly covering all aspects of the outdoor experience. Personalized Web pages include articles on hunting, fishing and camping experiences, DNR information, local and national weather forecasts, tips and hints on planning an upcoming outdoor event, photo galleries and maps. The site includes links to our online retail store and liquidation outlet sites. Our plans are to merge the guideoutdoors.com web pages with the sportsmansguide.com in 2001.

MERCHANDISING

     Our products originally were limited to a small selection of merchandise targeted to the deer hunter. Our product offerings have gradually evolved to a broader range of merchandise intended to appeal to the value-oriented outdoorsman. We offer a changing mix of products.

     PRODUCTS. We offer a large selection of high value products at low prices. These products include clothing, footwear, hunting and shooting accessories, camping and outdoor recreation equipment, optics, electronics, personal accessory items and a diverse range of additional offerings. Within the sportsmansguide.com and guideoutdoors.com Web sites, we are able to carry deeper and more diverse product lines and merchandise categories than we have traditionally offered through the catalog. In the last five years, we have aggressively pursued a strategy to provide manufacturers' close-outs of name brand shoes, boots, apparel and general merchandise, as well as government surplus from around the world and private label products through our direct import programs. Over time, our product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. The table below indicates our percentage of sales by product category for 2000.

         PRODUCT CATEGORY             % OF SALES
------------------------------------------------
Clothing and Accessories..........      24.2%
Footwear..........................      22.8%
Hunting and Shooting
  Accessories.....................      12.3%
Camping and Outdoor Recreation....       9.4%
Optics............................       5.3%

------------------------------------------------
         PRODUCT CATEGORY             % OF SALES
Electronics.......................       3.7%
Personal Accessories..............       3.3%
Furniture.........................       3.0%
Novelty and Collectibles..........       2.9%
Other.............................      13.1%

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

     Our merchandising strategy has been to shift our merchandise mix to a larger percentage of manufacturers' close-outs, military surplus, private label products and other higher margin product categories including apparel and footwear, and to minimize the number of lower price point items, while maintaining a broad selection of products. This strategy has added to our customer base value-oriented customers who may not otherwise be identified as pure outdoorsmen.

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

     We purchase our merchandise from more than 1,000 suppliers and generally purchase all of our product needs for a particular item from one vendor. No single supplier accounted for more than 5% of our purchases during 2000, and we believe there are numerous sources for products in our merchandise categories.

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

     INVENTORY MANAGEMENT. Once merchandise has been selected, our rebuyers are responsible for ordering all merchandise, determining the quantity and arrival date, managing inventory levels, assessing customer demand, adjusting estimates, canceling orders for slow-moving merchandise and reordering merchandise. Utilizing our information systems, buyers and rebuyers monitor product sales on a daily basis and take responsive action. Slow-moving merchandise is actively promoted through Web sites, telemarketing, clearance sales, package stuffers or, when possible, is returned to the vendor.

     As part of our merchandise liquidation strategy, we maintain a retail outlet store at our primary warehouse and distribution facility in South St. Paul from which we sell discontinued, overstocked, returned and regular catalog merchandise. The retail store along with our bargainoutfitters.com Web site provide a liquidation outlet and serve to minimize inventory mark-downs.

     CATALOG AND WEB SITE CONTENT. The merchandise offered in our catalogs and Web sites is determined based on estimated consumer demand and product availability. Close-outs and military surplus merchandise purchased in large quantities are normally placed in our main catalogs as well as our online retail stores. If a supply of merchandise is limited, it is usually offered in a specialty catalog or is included in a multiple page insert in the main catalog mailed to a targeted customer segment or is offered on our online retail stores. Product sales are analyzed item by item to identify trends and help plan future merchandise offerings.

MARKETING

     Our marketing programs are based on gathering, analyzing and organizing information on our customers. We believe that because we offer such a broad mix of merchandise, it is particularly important for us to fully understand our customers.

     CUSTOMER DATABASE. We maintain a proprietary customer database in which we store detailed information on each customer in our customer list, including demographic data and purchasing history. Our customer database contains over 4.6 million names, including over 1.0 million customers who have made purchases within the last 12 months and 360,000 customers who have provided their e-mail addresses. The customer database is updated regularly with information as new purchases are recorded.

     CUSTOMER SELECTION. We have developed our own customer selection models to segment our customer list according to many variables, allowing our marketing department to analyze each segment's buying patterns. We review the results of each of our catalog mailings and such catalog results are used to further update the customer database to refine the frequency and selectivity of our catalog mailings in an effort to maximize response rates and profitability.

     LIST DEVELOPMENT. Our new customer acquisition program is designed to cost-effectively identify and capture new customers that fit our customer profile. New customers are acquired principally through the use of targeted mailings to individuals identified through mailing lists rented or exchanged from other catalog companies, retail subscription lists, and lists of names compiled from businesses whose customers have interests similar to those of our customers. We are generally entitled to make one mailing to each name obtained through a rented or exchanged mailing list. If the prospect responds, the name is added to our database and may be freely used by us in the future. Through the Internet, we have captured new customers as a result of the affiliate marketing programs implemented throughout 2000. We also implemented a successful sweepstakes marketing program in 2000 to convert our catalog customers to online purchasers and to increase the overall number of our e-mail addresses. We continue to pursue new sources of prospective customers, such as those who request catalogs through advertising, through our Web site or from customer referrals. New customers accounted for approximately 15% of our sales during 2000.

     Once new customers are acquired, our objective is to maximize the long-term profit potential from these customers. With ongoing refinements in our approach to merchandising and marketing, we have increased the frequency and quantity of mailings and e-mail broadcasts to the most profitable segments of our existing customer list. Analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary activity, are performed to assist in merchandising and customer targeting and to increase sales to existing customers. Existing customers accounted for approximately 85% of our sales during 2000.

     MARKETING PROGRAMS AND PROMOTIONAL FORMATS. We strive to develop promotional formats that will stimulate customer purchases from our catalogs and Web sites. Successful promotional formats include different catalog wraps, percent off coupons, dollar discounts on specific order size, and promotional tag lines such as "last chance" offers. Since our inception on the Internet, we have marketed our online retail store in our catalogs. In 2000, over 60 million catalog covers advertised our online retail store. This marketing channel has been the principal marketing mechanism to reach our online target audience.

     We employ a disciplined approach to our marketing activities. We test a sample of names before mailing to a new customer group, test price and shipping charge changes and test marketing programs and promotional formats before full-scale implementation to ensure customer acceptance and cost-effectiveness. Two significant, successful marketing programs implemented by us are a buyer's club and an installment payment plan.

     - BUYER'S CLUB. Our buyer's club offers its members exclusive merchandise not offered to other customers. These exclusive product offers are limited quantity items selected for club members. Club members are presented with sneak previews of merchandise offers and given the opportunity to buy limited quantity items prior to non-club customers. Club members also receive member's only bargains in the catalogs and on the Web site.

      Customers can purchase a one-year membership in our buyer's club for a $29.99 fee. For this annual fee, club members can take advantage of and receive additional savings in the form of a 10% discount on all regularly priced items except for ammunition which is limited to a 5% discount and clearance items which have no discount off the advertised price.

      We have found through detailed reporting and analyses that the purchase activity, on average, of our buyer's club customer is two to three times greater than a non-club member. Consequently, we have developed new marketing promotions that should significantly increase the number of new club members. In November and December of 2000, with these new promotional programs in place, we more than doubled the number of new club members compared to the prior year. At the end of 2000, we had more than 130,000 members in our buyer's club.

     - INSTALLMENT PAYMENT PLAN. Our installment payment plan, known as the "Painless 4-Pay Plan," is available to credit card customers with orders of $100 or more. Payments under the plan consist of 25% of the merchandise charges, plus 100% of any shipping charges and buyer's club fees, if applicable, at the time of shipment with three equal installments in 30 day increments, which are automatically charged to the customer's credit card. No interest or additional fees are charged to customers who elect the 4-Pay Plan.

     CUSTOMER SERVICE. A key element of our marketing strategy is our commitment to customer service. We have a toll-free customer service telephone line separate from our inbound ordering lines. We maintain a separate customer service department staffed with full-time customer service representatives who answer customer inquiries, reply to complaints and assist customers in returning merchandise. The customer service department personally responds to all customer correspondence and e-mails. Our commitment to customer service is supported by our unconditional guarantee which allows customers to return merchandise for any reason and at any time for refund or exchange if they are not satisfied with the merchandise.

OPERATIONS AND FULFILLMENT

     INBOUND CALLS. We maintain an in-house call center. Approximately 68% of customer orders are placed through our toll-free telephone lines which are staffed 24 hours per day, seven days a week, while 17% of orders are received by mail or facsimile and 15% of orders are received at our Web site. Our telephone system consists of an expandable AT&T GR3 digital switch. We are currently using twelve T-1 lines for incoming and outgoing phone service. Computer telephony integration software identifies the caller and, if known, accesses the customer's records simultaneously with answering the call. When fully staffed, our in-house call center has the capacity of handling up to 2,750 calls per hour on average.

     We also contract with outside call centers to handle calls on an as-needed basis. If calls become backlogged or in the event of telephone system failure, back-up systems and rerouting capabilities allow the outside call centers to handle inbound telephone orders. The outside call centers have access to inventory availability and allow us to maintain our call standards.

     ORDER ENTRY. Our telemarketing department is staffed with individuals who are familiar with the products offered in the catalogs and can offer assistance to customers on availability, color, size, and other information. Telemarketers use a catalog sales system with pre-written merchandise descriptions and sales offers and are provided monetary incentives to sell additional merchandise to customers who order by phone. During 2000, add-on sales averaging $9 per order were made to approximately 31% of all inbound phone orders taken by our in-house call center.

     Processing of customer orders is coordinated and handled by our on-line order entry system. Telephone orders and Internet orders are entered directly into the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks including credit authorization, order picking, packing and shipment. During 2000, our on-line order processing system handled in excess of 1.9 million orders.

     CREDIT AND PAYMENT TERMS. Customers can pay for orders by major credit card or check. Orders are shipped after credit card charges are approved or checks are received. Charges are not billed to customer credit cards until the orders are ready for shipment.

     PICKING AND PACKING. Through our fulfillment and delivery methods, we strive to be a low cost operator. We use an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. Packers are provided monetary incentives to ensure accuracy of orders, which has contributed to our distribution accuracy rate in excess of 99% during 2000. We are able to fulfill and ship in excess of 25,000 packages per day. We believe we have sufficient additional capacity available for the foreseeable future which can be utilized by adding more shifts and weekends.

     SHIPPING. Our processes allow next business day shipping on orders received by 6 p.m. CST for in-stock merchandise and same day shipping for orders taken by 11 a.m. CST via the Internet. Virtually all of our merchandise is stocked at, and shipped from, our two warehouse and distribution facilities in South St. Paul and Mendota Heights, Minnesota, although a small percentage of merchandise is drop-shipped directly to the customer by specific vendors. We primarily utilize the U.S. Postal Service and, to a lesser extent, United Parcel Service for shipment of merchandise to customers. Ammunition is shipped exclusively via United Parcel Service. We utilize a consolidating shipper for delivery of merchandise to the U.S. Postal Service. A shipping and handling fee is charged on each customer order based on the total dollar amount ordered. We will expedite shipping for an additional fee.

     INVENTORY CONTROL. Our merchandise mix results in our maintaining a broad selection of products as well as large quantities of individual products. Consequently, inventory management is an important component of our operations. We employ a cycle count, or perpetual inventory, procedure utilizing R/F (radio frequency) technology which eliminates wall-to-wall physical counts and resulted in 99.9% inventory accuracy during 2000.

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

INFORMATION SYSTEMS AND TECHNOLOGY

     We have developed an integrated management information system. In addition to on-line order entry and processing, the information system also provides support for merchandising, inventory management, marketing, and financial and management reporting. The on-line access to information allows management to monitor daily trends and the performance of merchandise and planning functions.

     Our main hardware platform is the IBM RISC 6000 series of computers with redundant components and mirrored disk technology to ensure optimal data protection.

     Our Web site servers were upgraded in 2000 in preparation for increased volume in 2001. The hardware platform utilizes a mix of Sun servers and NT servers with mirrored disk drives for data protection.

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

     - discount retailers such as Wal-Mart Stores, Inc. or Kmart Corporation;

     - Web sites maintained by online retailers of footwear, clothing and outdoor gear; and

     - Internet portals and online service providers that feature shopping services, such as America Online, Inc., Yahoo! Inc., Excite Inc. and Lycos, Inc.

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

EMPLOYEES

     As of December 31, 2000, we employed 653 associates, including full-time and part-time staff. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock traded on the Nasdaq National Market under the symbol "SGDE" from February 5, 1998 through February 26, 2001. Our common stock was transferred to the Nasdaq SmallCap Market effective February 27, 2001 following a Nasdaq Panel decision. We have filed a transfer listing application to continue listing on the Nasdaq SmallCap Market.

     The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the Nasdaq National Market.

                                                              HIGH              LOW
                                                              ----              ---
1999
First Quarter...........................................    7 3/4            4 5/8
Second Quarter..........................................    6 7/8            4 1/4
Third Quarter...........................................    6 1/8            3 1/2
Fourth Quarter..........................................    4 1/8            2 3/16
2000
First Quarter...........................................    5                2 5/32
Second Quarter..........................................    4 1/2            1 11/16
Third Quarter...........................................    2 1/8            1 1/8
Fourth Quarter..........................................    1 7/16             13/32

HOLDERS

     As of March 21, 2001, there were approximately 313 holders of record of our common stock.

DIVIDENDS

     We have not previously declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for use in our business in the foreseeable future. We are prohibited from paying and declaring cash dividends under the terms of our revolving credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial and operating data for the periods indicated. The Statement of Operations Data and Balance Sheet Data as of and for each of the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from our financial statements audited by Grant Thornton LLP, independent certified public accountants. The Selected Operating Data as of and for the periods indicated were derived or computed from our circulation or accounting records or the Statement of Operations Data identified above. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto.

                                                            YEARS ENDED DECEMBER 31,(1)
                                              --------------------------------------------------------
                                                2000        1999        1998        1997        1996
                                                ----        ----        ----        ----        ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales.....................................    $154,938    $188,073    $165,383    $147,950    $129,481
Cost of sales.............................     103,471     123,189     106,393      96,071      89,411
                                              --------    --------    --------    --------    --------
  Gross profit............................      51,467      64,884      58,990      51,879      40,070
Selling, general and administrative
  expenses................................      53,865      63,758      55,915      46,830      36,014
                                              --------    --------    --------    --------    --------
  Earnings (loss) from operations.........      (2,398)      1,126       3,075       5,049       4,056
Interest expense..........................      (1,673)     (1,109)       (883)     (1,266)       (981)
Miscellaneous income (expense), net.......         (53)          1         (30)         (4)         11
                                              --------    --------    --------    --------    --------
  Earnings (loss) before income taxes.....      (4,124)         18       2,162       3,779       3,086
Income tax expense (benefit)..............        (935)          6         746       1,304         759
                                              --------    --------    --------    --------    --------
  Net earnings (loss).....................    $ (3,189)   $     12    $  1,416    $  2,475    $  2,327
                                              ========    ========    ========    ========    ========
Net earnings (loss) per share(2):
  Basic...................................    $   (.67)   $     --    $    .32    $   1.06    $   1.00
                                              ========    ========    ========    ========    ========
  Diluted.................................    $   (.67)   $     --    $    .31    $    .85    $    .96
                                              ========    ========    ========    ========    ========
Weighted average shares outstanding(2):
  Basic...................................       4,749       4,748       4,434       2,336       2,334
                                              ========    ========    ========    ========    ========
  Diluted.................................       4,749       4,818       4,616       2,919       2,431
                                              ========    ========    ========    ========    ========
SELECTED OPERATING DATA:
Catalog generated sales...................    $131,218    $173,615    $164,116    $147,950    $129,481
Internet generated sales(3)...............      23,720      14,458       1,267          --          --
Gross profit as a percentage of sales.....        33.2%       34.5%       35.7%       35.1%       30.9%
Total catalogs mailed.....................      62,498      80,289      75,041      60,593      42,908
Total active customers(4).................       1,045       1,153       1,133       1,094       1,017
BALANCE SHEET DATA:
Working capital...........................    $  8,526    $ 11,222    $ 12,444    $  2,658    $  3,612
Total assets..............................      38,860      53,258      43,665      37,214      27,890
Note payable -- bank......................       5,225      12,598       5,775       1,690       1,497
Subordinated notes payable................          --          --          --       3,414       3,414
Long-term liabilities excluding
  subordinated notes payable..............           3         210         485         609         678
Shareholders' equity......................      13,590      16,776      16,757       6,365       3,875

-------------------------
(1) Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 2000, 1999, 1997 and 1996 consisted of 52 weeks and 1998 consisted of 53 weeks.

(2) See Note A-10 in the notes to financial statements.

(3) "Internet generated sales" are defined as sales derived from our Web sites, catalog orders processed online and online offers placed by telephone.

(4) An "active customer" is defined as a customer who has purchased merchandise from us within 12 months preceding the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We are a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. We market and sell our merchandise through main and specialty catalogs and a network of e-commerce Web sites. Our main and specialty catalogs as well as our Web sites offer high quality products at low prices. Our catalogs are advertised as The "Fun-to-Read" Catalog(R) and our primary Web site is advertised as the "Fun-to-Browse" Website(R). Our network of Web sites includes www.sportsmansguide.com, our online retail store modeled on our print catalogs, www.bargainoutfitters.com, our online liquidation outlet, and www.guideoutdoors.com, our new community/destination portal for the outdoor enthusiast.

     Our business was started in 1970 by Gary Olen, our Chairman. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers' close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs which allowed us to utilize a customized marketing plan to individual customer groups. We believe that our value pricing and specialty catalog titles have been an important component in our sales growth. Our sales have increased from $43 million in 1992 to over $155 million in 2000.

     Sales generated through the Internet have grown rapidly over the last two years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $23.0 million in sales in 2000 compared to $1.3 million in 1998. Product sales on the site accounted for over 18% of our sales in the fourth quarter of 2000 compared to less than 1% for all of 1998.

FISCAL YEAR

     Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 2000 and 1999 consisted of 52 weeks and 1998 consisted of 53 weeks.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information from our Statements of Operations expressed as a percentage of sales.

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                              2000        1999        1998
                                                              ----        ----        ----
Sales.......................................................  100.0%      100.0%      100.0%
Cost of sales...............................................   66.8        65.5        64.3
                                                              -----       -----       -----
  Gross profit..............................................   33.2        34.5        35.7
Selling, general and administrative expenses................   34.8        33.9        33.8
                                                              -----       -----       -----
  Earnings (loss) from operations...........................   (1.6)        0.6         1.9
Interest and miscellaneous expense, net.....................    1.1         0.6         0.6
                                                              -----       -----       -----
  Earnings (loss) before income taxes.......................   (2.7)         --         1.3
Income tax expense (benefit)................................   (0.6)         --         0.5
                                                              -----       -----       -----
  Net earnings (loss).......................................   (2.1)%        --%        0.8%
                                                              =====       =====       =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

     SALES. Sales for 2000 of $154.9 million were $33.2 million or 17.6% lower than sales of $188.1 million for 1999. The decrease in sales was primarily due to a planned decrease of 22% in catalog mailings, offset somewhat by higher catalog customer response rates and higher sales generated through the Internet. Our plan for 2000 was to improve profitability by reducing the number of catalog mailings through the elimination of unprofitable specialty catalog editions and monthly main catalog mailings to unprofitable customer segments of the house customer file. As expected, this strategy yielded lower sales compared to the prior year. However, we expected sales to decrease at a lower rate than advertising costs, producing a higher level of profitability through improved customer response rates.

     For the first nine months of 2000, the number of catalogs circulated was down approximately 27% compared to the same period last year. With the elimination of unprofitable catalog editions and customer segments, overall customer response rates were expected to improve over the prior year. Actual customer response rates for the first nine months of 2000 were much lower than anticipated causing a significant shortfall to projected sales.

     At the end of the second quarter of 2000, we took additional actions to return to profitability. In addition to certain organizational changes, largely headcount reductions, various marketing and merchandising strategies were revamped or changed. Our strategy was changed to refocus on the product/value relationship (reducing retail prices selectively to stimulate improved customer response rates), to enhance the value proposition and increase the membership of the Company's buyer's club (a very profitable customer segment) and to implement a more effective and profitable mail plan. The majority of these changes were implemented in the fourth quarter of 2000. While fourth quarter operations did benefit somewhat from these changes to our marketing and merchandising strategies, we expect the vast majority of benefits to be realized in 2001. For the fourth quarter catalogs, we selectively reduced retail prices and, as a result of this action and seasonal winter weather conditions, customer response rates increased. Also in the fourth quarter of 2000, new marketing promotions were developed and implemented to significantly increase the number of members in the Company's buyer's club. In November and December of 2000, with these new promotional programs in place, we more than doubled the number of new club members compared to the same period one year ago.

     Sales generated through the Internet increased in 2000 to approximately 15% of sales compared to approximately 7.7% of sales in 1999. Sales generated through the Internet are defined as those that are derived from our Web sites, catalog orders processed online and online offers placed by telephone. We mailed 40 catalog editions, including 28 specialty editions, during 2000 compared to 51 catalog editions, including 39 specialty editions, during 1999.

     Gross returns and allowances for 2000 were $12.6 million or 7.5% of gross sales compared to $15.8 million or 7.7% of gross sales in 1999. Gross returns and allowances decreased as a percent of sales during the year due to a general improvement in return rates across most product categories.

     GROSS PROFIT. Gross profit for 2000 was $51.5 million or 33.2% of sales compared to $64.9 million or 34.5% of sales in 1999. The decrease in gross profit as a percent of sales for the year was primarily due to higher shipping costs and costs associated with closing one of the retail outlet stores. Product margins for 2000 were virtually the same as in 1999. Product margins for the first nine months of 2000 were running approximately one percentage point higher than the prior year, but with the lowering of retail prices in the fourth quarter, product margins ended flat for the year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $53.9 million or 34.8% of sales during 2000 compared to $63.8 million or 33.9% of sales during 1999. The dollar decrease in selling, general and administrative expenses was primarily due to the 22% decrease in catalog circulation and lower fulfillment costs due to lower sales volume. The increase in selling, general and administrative expenses during 2000, as a percentage of sales, is primarily related to executive and other associates' severance commitments, the closing of a retail outlet, as well as costs related to an unsuccessful equity placement.

     Total circulation was 62 million catalogs during 2000 compared to 80 million catalogs during 1999. The decrease in catalog circulation was due to the planned reduction in the number of specialty catalog editions and the number of main catalog mailings to unprofitable customer segments. Advertising expense for 2000 was $31.3 million or 20.2% of sales compared to $38.2 million or 20.3% of sales for 1999.

     EARNINGS (LOSS) FROM OPERATIONS. Loss from operations was $(2.4) million during 2000 compared to earnings of $1.1 million or 0.6% of sales during 1999. The decrease in earnings was primarily due to lower than anticipated customer response rates and $1.7 million of expenses primarily related to executive and other associates' severance commitments, the closing of a retail outlet and the write-off of expenses related to an unsuccessful equity placement.

     INTEREST EXPENSE. Interest expense for 2000 was $1.7 million compared to $1.1 million for the same period last year. The increase in interest expense was largely due to higher levels of borrowing from increased inventory levels at the beginning and throughout 2000.

     INCOME TAXES. Income tax benefit for 2000 was $935,000 compared to expense of $6,000 for 1999. The effective tax rate was 22.7% in 2000 compared to 34.5% in 1999. The income tax benefit represents recovery of federal taxes paid in 1999 and 1998. The decrease in the effective rate is due to the establishment of a valuation allowance for deferred tax assets in 2000.

     NET EARNINGS (LOSS). Net loss for 2000 was $(3.2) million compared to net earnings of $12,000 for 1999.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     SALES. Sales for 1999 of $188.1 million were $22.7 million or 13.7% higher than sales of $165.4 million for 1998. The increase in sales was primarily due to a 7% increase in catalog mailings, increased sales generated through the Internet and an increase in average order size of approximately 6%, offset somewhat by lower catalog customer response rates. Sales generated through the Internet increased in 1999 to 7.7% of sales compared to approximately 1% of sales in 1998. Sales generated through the Internet are defined as those that are derived from our Web sites, catalog orders processed online and online offers placed by telephone. Management believes that catalog customer response rates were impacted throughout the entire year by higher than planned saturation resulting from the increased number of catalog editions mailed to existing customers and by an unusually high percentage of catalogs undelivered or delivered late by the United States Postal Service during the third and fourth quarters. In addition, response rates were impacted by unseasonably warm weather during the fourth quarter which lowered demand for cold weather products. We mailed 51 catalog editions, including 39 specialty editions, during 1999 compared to 36 catalog editions, including 25 specialty editions, during 1998.

     Gross returns and allowances for 1999 were $15.8 million or 7.7% of gross sales compared to $15.0 million or 8.3% of gross sales in 1998. Gross returns and allowances decreased as a percent of sales during the year due to a general improvement in return rates across most product categories versus 1998 and actual return rates on 1998 catalogs being lower than previously estimated.

     GROSS PROFIT. Gross profit for 1999 was $64.9 million or 34.5% of sales compared to $59.0 million or 35.7% of sales in 1998. The decrease in gross profit as a percent of sales for the year was primarily due to higher distribution costs and lower shipping and handling margins, offset somewhat by higher retail product margins. Distribution expense as a percent of sales was up primarily due to higher wage rates and higher merchandise handling costs, the latter associated with increased inventory levels and increased number of stock keeping units. Shipping and handling margins were down primarily due to higher than normal backorder levels which increased the number of shipments per order, increases in the average weight of outbound shipments and rate increases in parcel post. Rate increases from the United States Postal Service as well as other parcel post carriers were effective during the first quarter of 1999. Retail product margins were up due to a larger volume of higher margin close-outs and direct import merchandise.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $63.8 million or 33.9% of sales during 1999 compared to $55.9 million or 33.8% of sales during 1998. The dollar increase was primarily due to the 7% increase in catalog circulation and higher facility costs associated with increases in inventory levels. Total circulation was 80 million catalogs in 1999 compared to 75 million catalogs during 1998. The increase in catalog circulation was due to the planned increase in the number of specialty catalog editions. Advertising expense for 1999 was $38.2 million or 20.3% of sales compared to $33.9 million or 20.5% of sales for 1998. The decrease in advertising expense as a percent of sales was primarily due to higher average order size and sales generated through the Internet, offset somewhat by lower catalog customer response rates.

     EARNINGS FROM OPERATIONS. Earnings from operations were $1.1 million or 0.6% of sales during 1999 compared to $3.1 million or 1.9% of sales during 1998.

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

     NET EARNINGS. Net earnings for 1999 were $12,000 compared to $1.4 million or 0.8% of sales during 1998.

SEASONALITY AND QUARTERLY RESULTS

     The majority of our sales historically occur during the second half of the year. The seasonal nature of our business is due to our focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. We expect this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth quarters, we incur significant additional expenses for hiring employees and building inventory levels. Management believes that sales during the fall and winter months of 1999 were negatively impacted by unseasonably warmer than normal temperatures.

     The following table provides certain unaudited financial information for each of the quarters shown.

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                                        (IN THOUSANDS)
2000
Sales.....................................       $35,946          $30,344           $29,640          $59,008
Gross profit..............................        11,591           10,429            10,001           19,446
Earnings (loss) from operations...........        (1,031)            (889)             (676)             198
Net loss..................................          (922)            (876)             (692)            (699)
Net loss per share........................          (.19)            (.18)             (.15)            (.15)
1999
Sales.....................................       $44,555          $37,799           $40,019          $65,700
Gross profit..............................        15,314           13,453            13,169           22,948
Earnings (loss) from operations...........           765              391            (1,378)           1,348
Net earnings (loss).......................           428              133            (1,146)             597
Net earnings (loss) per share.............           .09              .03              (.24)             .12

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. We had working capital of $8.5 million as of December 31, 2000 compared to $11.2 million as of December 31, 1999, with current ratios of
1.3 to 1.0 at both dates. The decrease of $2.7 million was primarily due to the lower inventory level at the end of 2000. We purchase large quantities of manufacturers' close-outs and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

     We offer our customers an installment credit plan with no finance fees, known as the "Painless 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $2.5 million at December 31, 2000 compared to $4.1 million at December 31, 1999. The installment plan will continue to require the allocation of working capital which we expect to fund from operations and availability under our revolving credit facility.

     In December 1999, we entered into a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, f/k/a/ Norwest Bank Minnesota, National Association, providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 55% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving credit line is collateralized by substantially all of the assets of the Company.

     All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax net loss, quarterly measurement of year-to-date earnings (loss), maximum debt to net worth ratio, maximum days inventory levels (as defined), maximum annual spending levels for capital assets and prohibits the payment of dividends to shareholders. As of December 31, 2000, the Company was in compliance with all applicable covenants under the revolving line of credit agreement with the exception of the minimum monthly pretax net loss and the minimum annual net income covenants. These covenants were waived for December and for the year 2000 by an amendment to the Credit and Security Agreement dated March 7, 2001. This amendment reduces the funding on inventory from 55% to 48% of eligible inventory and increases the interest rate to the bank's prime rate plus 1.25%. As of December 31, 2000, we had borrowed $5.2 million against the revolving credit line compared to $12.6 million at December 31, 1999. Outstanding letters of credit were $1.9 million at the end of 2000 compared to $1.5 million at the end of 1999.

     OPERATING ACTIVITIES. Cash flows provided by operating activities during 2000 were $10.2 million compared to cash flows used in operating activities of $6.3 million in 1999. The increase in cash provided by operations was primarily the result of decreased inventory levels.

     Cash flows used in operating activities during 1999 were $6.3 million compared to $5.1 million in 1998. The increase in cash used in operations was primarily the result of decreased net earnings and increased inventory levels, both partially offset by checks written in excess of bank balances.

     INVESTING ACTIVITIES. Cash flows used in investing activities during 2000 were $1.5 million compared to $2.8 million in 1999. During 2000, we expended funds for software related primarily to the development of our Web sites, licenses for a data warehouse access tool, machinery and equipment and additional computer equipment.

     Cash flows used in investing activities during 1999 were $2.8 million compared to $2.0 million in 1998. During 1999, we expanded our warehouse facilities and, as a result, expended funds for leasehold improvements. We also used funds for machinery and equipment, additional computer equipment and software, to purchase telephone equipment that was previously leased and expanded our creative services and photo studio departments.

     FINANCING ACTIVITIES. Cash flows used in financing activities during 2000 were $7.4 million compared to cash flows provided by financing activities of $6.8 million during 1999. Cash flows used in financing activities during 2000 were primarily comprised of payments to reduce outstanding borrowings under the revolving line of credit. Cash flows provided by financing activities during 1999 were primarily comprised of advances made under the revolving line of credit. Cash flows provided by financing activities during 1998 were primarily related to a public stock offering under which we received $8.5 million in net proceeds. A portion of the proceeds was used to pay $3.4 million of subordinated notes payable and to repurchase all of our Series A Preferred Stock for $1.0 million. We also received proceeds from the exercise of stock warrants and options totaling $1.6 million.

     We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe,"

"estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the risk factors described in Exhibit 99 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not have any material, near-term, market rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements and schedules are included herein:

                                                                PAGE
                                                                ----
Financial Statements:
  Report of Independent Certified Public Accountants........     18
  Balance Sheets as of December 31, 2000 and 1999...........     19
  Statements of Operations for the years ended December 31,
     2000, 1999 and 1998....................................     20
  Statements of Changes in Shareholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........     21
  Statements of Cash Flows for the years ended December 31,
     2000, 1999 and 1998....................................     22
  Notes to Financial Statements.............................     23
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for the
     years ended December 31, 2000, 1999 and 1998...........     32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
The Sportsman's Guide, Inc.

     We have audited the accompanying balance sheets of The Sportsman's Guide, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman's Guide, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          Grant Thornton LLP

                                          /s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 8, 2001 (except for Note C as to which the date is March 7, 2001)

                          THE SPORTSMAN'S GUIDE, INC.

                                 BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                 (IN THOUSANDS OF DOLLARS)
                           ASSETS
Current Assets
  Cash and cash equivalents.................................      $ 1,344         $    --
  Accounts receivable -- net................................        3,718           4,897
  Inventory.................................................       22,805          37,403
  Promotional material......................................        3,635           4,435
  Prepaid expenses..........................................        1,522             759
  Income taxes receivable...................................          769              --
                                                                  -------         -------
       Total current assets.................................       33,793          47,494
Property and Equipment -- Net...............................        5,067           5,764
                                                                  -------         -------
       Total assets.........................................      $38,860         $53,258
                                                                  =======         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Checks written in excess of bank balances.................      $    --         $ 2,425
  Notes payable -- bank.....................................        5,225          12,598
  Current maturities of long-term debt......................           30              30
  Accounts payable..........................................       14,104          16,068
  Accrued expenses..........................................        2,233           1,809
  Customer deposits and other liabilities...................        3,675           3,342
                                                                  -------         -------
       Total current liabilities............................       25,267          36,272
LONG-TERM LIABILITIES
  Long-term debt............................................            3              40
  Deferred income taxes.....................................           --             170
                                                                  -------         -------
       Total liabilities....................................       25,270          36,482
COMMITMENTS AND CONTINGENCIES...............................           --              --
SHAREHOLDERS' EQUITY
  Common Stock -- $.01 par value; 36,800,000 shares
     authorized; 4,748,810 and 4,747,810 shares issued and
     outstanding at December 31, 2000 and 1999..............           47              47
  Additional paid-in capital................................       11,565          11,562
  Stock subscription receivable.............................         (238)           (238)
  Retained earnings.........................................        2,216           5,405
                                                                  -------         -------
       Total shareholders' equity...........................       13,590          16,776
                                                                  -------         -------
       Total liabilities and shareholders' equity...........      $38,860         $53,258
                                                                  =======         =======

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2000          1999          1998
                                                                   ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.......................................................     $154,938      $188,073      $165,383
Cost of sales...............................................      103,471       123,189       106,393
                                                                 --------      --------      --------
     Gross profit...........................................       51,467        64,884        58,990
Selling, general and administrative expenses................       53,865        63,758        55,915
                                                                 --------      --------      --------
     Earnings (loss) from operations........................       (2,398)        1,126         3,075
Interest expense............................................       (1,673)       (1,109)         (883)
Miscellaneous income (expense), net.........................          (53)            1           (30)
                                                                 --------      --------      --------
     Earnings (loss) before income taxes....................       (4,124)           18         2,162
Income tax expense (benefit)................................         (935)            6           746
                                                                 --------      --------      --------
     Net earnings (loss)....................................     $ (3,189)           12      $  1,416
                                                                 ========      ========      ========
Net earnings (loss) per share:
  Basic.....................................................     $   (.67)     $     --      $   0.32
                                                                 ========      ========      ========
  Diluted...................................................     $   (.67)     $     --      $   0.31
                                                                 ========      ========      ========
Weighted average common and common equivalent shares
  outstanding:
  Basic.....................................................        4,749         4,748         4,434
                                                                 ========      ========      ========
  Diluted...................................................        4,749         4,818         4,616
                                                                 ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         PREFERRED STOCK       COMMON STOCK      ADDITIONAL       STOCK
                                         ----------------    ----------------     PAID-IN      SUBSCRIPTION    RETAINED
                                         SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL       RECEIVABLE     EARNINGS
                                         ------    ------    ------    ------    ----------    ------------    --------
                                                                         (IN THOUSANDS)
Balances at December 31, 1997........      20        $--     2,339      $23       $ 2,365         $  --        $ 3,977
  Net proceeds from sale of common
    stock............................      --        --      1,600       16         8,450            --             --
  Repurchase of preferred stock......     (20)       --         --       --        (1,000)           --             --
  Exercise of stock options and
    warrants.........................      --        --        808        8         1,584            --             --
  Other..............................      --        --         --       --           156            --             --
  Stock subscription.................      --        --         --       --            --          (238)            --
  Net earnings for the year ended
    December 31, 1998................      --        --         --       --            --            --          1,416
                                          ---        --      -----      ---       -------         -----        -------
Balances at December 31, 1998........      --        --      4,747       47        11,555          (238)         5,393
  Exercise of stock options..........      --        --          1       --             7            --             --
  Net earnings for the year ended
    December 31, 1999................      --        --         --       --            --            --             12
                                          ---        --      -----      ---       -------         -----        -------
Balances at December 31, 1999........      --        --      4,748       47        11,562          (238)         5,405
  Exercise of stock options..........      --        --          1       --             3            --             --
  Net loss for the year ended
    December 31, 2000................      --        --         --       --            --            --         (3,189)
                                          ---        --      -----      ---       -------         -----        -------
Balances at December 31, 2000........      --        $--     4,749      $47       $11,565         $(238)       $ 2,216
                                          ===        ==      =====      ===       =======         =====        =======

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................    $(3,189)   $    12    $ 1,416
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      2,111      1,852      1,496
     Deferred income taxes..................................       (170)      (237)       (87)
     Other..................................................         66         10        164
     Changes in assets and liabilities:
       Accounts receivable..................................      1,179     (1,013)       296
       Inventory............................................     14,598     (9,548)    (4,014)
       Promotional material.................................        800       (467)      (254)
       Prepaid expenses.....................................       (763)        83        321
       Income taxes.........................................       (769)        15        (15)
       Checks written in excess of bank balances............     (2,425)     2,425     (2,383)
       Accounts payable.....................................     (1,964)        48     (1,316)
       Accrued expenses.....................................        424        253       (683)
       Customer deposits and other liabilities..............        333        300        (66)
                                                                -------    -------    -------
          Cash flows provided by (used in) operating
            activities......................................     10,231     (6,267)    (5,125)
Cash flows from investing activities:
  Purchases of property and equipment.......................     (1,508)    (2,841)    (2,030)
  Other.....................................................         16         --         --
                                                                -------    -------    -------
          Cash flows used in investing activities...........     (1,492)    (2,841)    (2,030)
Cash flows from financing activities:
  Net proceeds from (payments on) revolving credit line.....     (7,373)     6,823      4,085
  Payments on long-term debt................................        (25)       (25)    (3,447)
  Proceeds from exercise of stock options and warrants......          3          7      1,592
  Repurchase of preferred stock.............................         --         --     (1,000)
  Net proceeds from sale of common stock....................         --         --      8,466
  Issuance of stock subscription receivable.................         --         --       (238)
                                                                -------    -------    -------
          Cash flows provided by (used in) financing
            activities......................................     (7,395)     6,805      9,458
Increase (decrease) in cash and cash equivalents............      1,344     (2,303)     2,303
Cash and cash equivalents at beginning of the year..........         --      2,303         --
                                                                -------    -------    -------
Cash and cash equivalents at end of the year................    $ 1,344    $    --    $ 2,303
                                                                =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the years for:
     Interest...............................................    $ 1,497    $ 1,052    $   886
     Income taxes...........................................    $    71    $   161    $ 1,379

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. DESCRIPTION OF BUSINESS

     The Sportsman's Guide, Inc. (the "Company") is a company offering a variety of value priced outdoor and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear sold through both catalogs and Internet Web sites. The Company conducts its primary operations out of one office and two warehouse facilities and one retail outlet store in Minnesota, distributes its catalogs throughout the United States and hosts a network of e-commerce Web sites. The Company operates in one business segment.

2. REVENUE RECOGNITION

     Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. The provision charged against sales was $9.5 million, $11.6 million and $11.0 million during the years ended December 31, 2000, 1999 and 1998. Reserves for returns, net of exchanges, of $0.7 million and $1.2 million were recorded in accrued expenses at December 31, 2000 and 1999.

     Amounts billed to customers for shipping and handling are recorded in revenues. Sales includes shipping and handling revenues of $21.9 million, $25.6 million and $22.5 million for the years ended December 31, 2000, 1999 and 1998.

3. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents. The Company also considers credit card settlements in-transit as cash for reporting purposes. Chargebacks from credit card companies are charged against operations at the time initiated by the credit card company.

4. CHECKS WRITTEN IN EXCESS OF BANK BALANCES

     As a result of maintaining a consolidated cash management system, the Company sometimes maintains overdraft positions at its primary bank. When outstanding checks exceed bank balances, the bank overdraft is included in current liabilities.

5. ACCOUNTS RECEIVABLE

     Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing an installment payment plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $54,000 and $172,000 at December 31, 2000 and 1999.

6. INVENTORY

     Inventory consists of purchased finished merchandise available for sale and is recorded at the lower of cost or market with the first-in, first-out method used to determine cost.

7. PROMOTIONAL MATERIAL AND ADVERTISING COSTS

     The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs. Catalog production and mailing costs are amortized over periods ranging from four to six months from the in-home date of the catalog. The Company estimates the in-home date to be one week from the known mailing date of the catalog. The ongoing cost of developing and maintaining the customer list is charged to operations as incurred. All other advertising costs are expensed as incurred.

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

     For the year ended December 31, 2000, no common share equivalents were included in the computation of diluted net loss per share. If the Company would have reported net income in the year ended December 31, 2000, 12,457 common share equivalents would have been included in the computation of net earnings per share.

     For the years ended December 31, 1999 and 1998, 70,395 and 181,362 common share equivalents were included in the computation of diluted net earnings per share.

     Options and warrants to purchase 650,388, 500,932 and 301,382 shares of common stock with a weighted average exercise price of $6.01, $6.72 and $7.14 were outstanding at December 31, 2000, 1999 and 1998, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price during the period.

11. FISCAL YEAR

     The Company's fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, all periods are described as if the year end is December 31. Fiscal years 2000 and 1999 consisted of 52 weeks and fiscal year 1998 consisted of 53 weeks.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Due to their short-term nature, the carrying value of the Company's current financial assets and liabilities approximates their fair values. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

13. RECLASSIFICATIONS

     Certain 1999 and 1998 amounts have been reclassified to conform to 2000 financial statement presentation.

14. USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

     Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date

                          The Sportsman's Guide, Inc.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of the financial statements, and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,     ESTIMATED
                                                                 2000            1999        USEFUL LIVES
                                                             ------------    ------------    ------------
Machinery, equipment and furniture.......................       $5,265          $5,016        5-12 years
Equipment under capital leases...........................          133             133           5 years
Leasehold improvements...................................        1,760           1,746        Lease life
Computer equipment and accessories.......................        2,017           1,785         3-5 years
Computer software........................................        4,597           3,802         3-5 years
                                                                ------          ------
                                                                13,772          12,482
Less accumulated depreciation and amortization...........        8,705           6,718
                                                                ------          ------
                                                                $5,067          $5,764
                                                                ======          ======

NOTE C -- REVOLVING CREDIT FACILITY

     In December 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association, providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 55% of eligible inventory, plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving credit line is collateralized by substantially all of the assets of the Company.

     All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax net loss, quarterly measurement of year-to-date earnings (loss), maximum debt to net worth ratios, maximum days inventory levels (as defined), maximum annual spending levels for capital assets and prohibits the payment of dividends to shareholders. As of December 31, 2000, the Company was in compliance with all applicable covenants under the revolving line of credit agreement with the exception of the minimum monthly pretax net loss and the minimum annual net income covenants. These covenants were waived for December and for the year 2000 by an amendment to the Credit and Security Agreement dated March 7, 2001. This amendment reduces the funding on inventory from 55% to 48% of eligible inventory and increases the interest rate to the bank's prime rate plus 1.25%.

     The following is a summary of the credit facility (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                 ----       ----       ----
Borrowings at end of year...................................    $ 5,225    $12,598    $ 5,775
Interest rate at end of year................................        9.5%      8.25%      7.25%
Maximum month-end borrowing during the year.................    $18,679    $22,685    $14,769
Average daily borrowing during the year.....................    $15,132    $13,333    $ 9,917
Weighted average interest rate during the year..............       9.96%      8.15%      8.31%
Outstanding letters of credit at end of year................    $ 1,868    $ 1,531    $ 1,094

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE D -- LONG-TERM DEBT

     Long-term debt consists of a note payable to a government agency with interest at 4% which is collateralized by machinery, equipment, furniture and fixtures. At December 31, 2000, future maturities of long-term debt are $30,000 in fiscal 2001.

NOTE E -- INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                  --------------------------
                                                                  2000       1999       1998
                                                                  ----       ----       ----
Current
  Federal...................................................      $(946)     $ 238      $820
  State.....................................................        181          5        13
                                                                  -----      -----      ----
                                                                   (765)       243       833
Deferred
  Federal...................................................       (170)      (237)      (87)
                                                                  -----      -----      ----
                                                                  $(935)     $   6      $746
                                                                  =====      =====      ====

     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  2000       1999      1998
                                                                  ----       ----      ----
U.S. federal statutory rate.................................      (34.0)%    34.0%     34.0%
State taxes.................................................        4.0        --        --
Change in valuation allowance...............................       10.4        --        --
Prior year overaccrual......................................       (2.4)       --        --
Other.......................................................       (0.7)      0.5       0.5
                                                                  -----      ----      ----
                                                                  (22.7)%    34.5%     34.5%
                                                                  =====      ====      ====

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE E -- INCOME TAXES (CONTINUED)

     The components of deferred taxes consist of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Current deferred tax assets (liabilities):
  Inventory.................................................     $ 858           $ 825
  Vacation accrual..........................................       169             159
  Returns reserve...........................................       232             401
  Promotional material......................................      (584)           (964)
  Prepaid expenses..........................................      (267)           (182)
  Severance agreements......................................       137              --
  Deferred revenue..........................................       167              --
  Other.....................................................       146             121
                                                                 -----           -----
                                                                   858             360
  Valuation allowance.......................................      (427)             --
                                                                 -----           -----
     Deferred tax asset.....................................       431             360
Long-term deferred tax assets (liabilities):
  Internally developed software.............................      (852)           (734)
  Depreciation..............................................       421             204
                                                                 -----           -----
     Deferred tax liability.................................      (431)           (530)
                                                                 -----           -----
     Net deferred tax liability.............................     $  --           $(170)
                                                                 =====           =====

NOTE F -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company has several long-term contracts and operating leases related to building facilities, telecommunications and computer equipment, and long-distance telephone services with varying terms as long as 62 months.

     At December 31, 2000, future minimum commitments under the above agreements are as follows for the years ended December 31, (in thousands):

2001........................................................    $ 3,982
2002........................................................      3,882
2003........................................................      2,169
2004........................................................        387
2005........................................................         52
                                                                -------
                                                                $10,472
                                                                =======

     Rent expense was $2.8 million, $2.8 million and $2.4 million for the years ended December 31, 2000, 1999 and 1998.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with three of its officers and its Chairman. The agreements contain various terms and conditions including a provision for the officers to receive up to three years of base

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE F -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE G -- RELATED PARTY TRANSACTIONS

     The Company purchased $0.6 million, $2.8 million and $3.9 million of inventory during the years ended December 31, 2000, 1999 and 1998 from companies partially owned by a director of the Company.

     During 1998, the Company loaned $238,000 to an officer of the Company to be repaid over five years with interest at 5.69% per annum. In February 2001, the Company deferred for two years payment of the first installment due on the loan. At December 31, 2000, the outstanding loan balance was $278,000.

NOTE H -- SHAREHOLDERS' EQUITY

     The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares.

PUBLIC OFFERING OF COMMON STOCK

     On February 10, 1998, the Company received net proceeds of $8.5 million from the sale of 1.6 million shares of its common stock through a public offering.

STOCK OPTIONS

     The Company has a stock option plan (the "1991 Plan") which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 35,000 shares of common stock are reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. At December 31, 2000, 24,000 options were outstanding, of which 8,250 options were exercisable.

     The Company previously issued options to purchase 55,000 shares of the Company's common stock at $2.50 per share to an officer of the Company. All of the options became exercisable upon the Company's public offering of common stock and were exercised during 1998.

     The Company has a non-qualified stock option plan (the "1994 Plan") which provides for the issuance of options to purchase up to 100,000 shares of the Company's common stock to certain employees, contingent upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a ten year period from the date of grant. At December 31, 2000, a total of 34,876 options were outstanding, all of which were exercisable.

     The Company has an incentive stock option plan (the "1996 Plan") which provides selected key employees the right to purchase common stock of the Company through the exercise of options granted. A

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)

total of 600,000 shares of common stock are reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. At December 31, 2000, a total of 521,980 options were outstanding, of which 413,330 options were exercisable.

     The Company has an incentive stock option plan (the "1999 Plan") which provides selected key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1999 Plan. Options issued under the 1999 Plan are exercisable over a ten year period from the date of grant. At December 31, 2000, no options were outstanding.

     The following applies to options that are outstanding at December 31, 2000:

                                                                      WEIGHTED AVERAGE
                                                         NUMBER          REMAINING        WEIGHTED AVERAGE
             RANGE OF EXERCISE PRICES                  OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE
             ------------------------                  -----------    ----------------    ----------------
$.94-$1.41.........................................       15,000          9 years              $0.94
$2.50-$3.70........................................       95,680          5 years              $2.57
$3.94-$5.88........................................      187,926          5 years              $4.83
$6.50-$8.70........................................      282,250          7 years              $6.65
                                                         -------
                                                         580,856
                                                         =======

                                                          NUMBER       WEIGHTED AVERAGE
              RANGE OF EXERCISE PRICES                  EXERCISABLE     EXERCISE PRICE
              ------------------------                  -----------    ----------------
$.94-$1.41..........................................        3,750           $0.94
$2.50-$3.70.........................................       95,680           $2.57
$3.94-$5.88.........................................      162,051           $4.76
$6.50-$8.70.........................................      194,975           $6.70
                                                          -------
                                                          456,456
                                                          =======

     Exercise prices for all options granted were equal to or higher than the fair value of the Company's common stock on the respective grant dates and, therefore, no compensation expense has been recorded by the Company. A summary of the stock option transactions during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                 2000                   1999                   1998
                                          -------------------    -------------------    -------------------
                                                     WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                          ------     --------    ------     --------    ------     --------
Outstanding at beginning of year......    617,069     $5.34      502,219     $5.11      348,439     $3.53
  Granted.............................     25,000      2.14      119,600      6.33      319,500      6.31
  Exercised...........................     (1,000)     2.50       (1,250)     5.88      (91,308)     2.64
  Canceled............................    (23,200)     5.48       (2,725)     5.63      (70,287)     5.76
  Expired.............................    (37,013)     4.71         (775)     5.91       (4,125)     8.02
                                          -------     -----      -------     -----      -------     -----
Outstanding at end of year............    580,856     $5.24      617,069     $5.34      502,219     $5.11
                                          =======     =====      =======     =====      =======     =====
Options exercisable at end of year....    456,456     $5.10      370,482     $4.86      250,182     $4.40
                                          =======     =====      =======     =====      =======     =====
Weighted average fair value of options
  granted during the year.............                $1.88                  $3.27                  $3.26

                          The Sportsman's Guide, Inc.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)

     The Company's pro forma net earnings (loss) and net earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 had the fair value based method of accounting for the issuance of stock options been used are set forth below. These effects may not be representative of the future effects of applying this method.

                                                                         YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                    2000           1999           1998
                                                                    ----           ----           ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings (loss)........................    As reported....     $(3,189)        $  12         $1,416
                                               Pro forma......      (3,473)         (314)         1,231
Net earnings (loss) per common and common
  equivalent share
     Basic.................................    As reported....     $  (.67)        $  --         $  .32
                                               Pro forma......        (.73)         (.07)           .28
     Diluted...............................    As reported....     $  (.67)        $  --         $  .31
                                               Pro forma......         .73)         (.07)           .27

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 87 percent in 2000 and 25 percent in 1999 and 1998; risk-free interest rate of 6.15 percent in 2000 and 6.0 percent in 1999 and 1998; and expected life of 10 years for all years presented.

WARRANTS

     During the first quarter of 1998, the Company received net proceeds of approximately $1.4 million from the exercise of warrants to purchase 716,027 shares of common stock. In connection with the public offering of common stock in 1998, warrants to purchase 100,000 shares of common stock at $8.45 per share were issued. The warrants are exercisable immediately and expire February 2003. At December 31, 2000, 100,000 warrants were outstanding, all of which were exercisable.

PREFERRED STOCK

     On February 10, 1998, the Company repurchased all of its outstanding Series A Preferred Stock for $1.0 million.

NOTE I -- ADVERTISING EXPENSE

     Selling, general and administrative expenses include advertising expenses of $31.3 million, $38.2 million and $33.9 million for the years ended December 31, 2000, 1999 and 1998.

                          THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE J -- INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following table provides certain unaudited financial information for each of the quarters shown.

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                                        (IN THOUSANDS)
2000
Sales.....................................       $35,946          $30,344           $29,640          $59,008
Gross profit..............................        11,591           10,429            10,001           19,446
Earnings (loss) from operations...........        (1,031)            (889)             (676)             198
Net loss..................................          (922)            (876)             (692)            (699)
Net loss per share........................          (.19)            (.18)             (.15)            (.15)
1999
Sales.....................................       $44,555          $37,799           $40,019          $65,700
Gross profit..............................        15,314           13,453            13,169           22,948
Earnings (loss) from operations...........           765              391            (1,378)           1,348
Net earnings (loss).......................           428              133            (1,146)             597
Net earnings (loss) per share.............           .09              .03              (.24)             .12

     During the fourth quarter of 2000, the Company recorded expenses of $1.7 million primarily related to executive and other associates' severance commitments, the closing of a retail outlet and the write-off of expenses related to an unsuccessful equity placement.

                          THE SPORTSMAN'S GUIDE, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

         COLUMN A                 COLUMN B                   COLUMN C                     COLUMN D          COLUMN E
---------------------------      ----------      ---------------------------------      ------------      -------------
                                                             ADDITIONS
                                                 ---------------------------------
                                                     (1)                (2)
                                 BALANCE AT      CHARGED TO:        CHARGED TO:
                                 BEGINNING        COSTS AND       OTHER ACCOUNTS--      DEDUCTIONS--       BALANCE AT
        DESCRIPTION              OF PERIOD        EXPENSES            DESCRIBE            DESCRIBE        END OF PERIOD
---------------------------      ----------      -----------      ----------------      ------------      -------------
                                                               (IN THOUSANDS OF DOLLARS)
RETURNS RESERVE
  December 31, 2000........        $1,180          $ 9,528               $--              $10,027*           $  681
  December 31, 1999........         1,168           11,614               --                11,602*            1,180
  December 31, 1998........         1,285           10,985               --                11,102*            1,168

-------------------------
* Represents actual returns from customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information concerning our directors, executive officers and key employees.

                   NAME                       AGE                         POSITION
                   ----                       ---                         --------
DIRECTORS AND EXECUTIVE OFFICERS:
Gary Olen.................................     59    Chairman and Director(1)
Gregory R. Binkley........................     52    President, Chief Executive Officer and Director
Charles B. Lingen.........................     56    Executive Vice President of Finance and
                                                     Administration, Chief Financial Officer,
                                                       Secretary/Treasurer and Director
John M. Casler............................     50    Executive Vice President of Merchandising,
                                                     Marketing and Creative Services
Vincent W. Shiel..........................     67    Director(1)(2)
Mark F. Kroger............................     47    Director(3)
Leonard M. Paletz.........................     66    Director(2)(3)
William T. Sena...........................     64    Director(1)(2)(3)
KEY EMPLOYEES:
Dale D. Monson............................     36    Vice President of Information Systems and
                                                     Technology and Chief Information Officer
Douglas E. Johnson........................     45    Vice President of Marketing

-------------------------
(1) Member of Executive Committee

(2) Member of Compensation Committee

(3) Member of Audit Committee

     Gary Olen is our co-founder. Mr. Olen served as Executive Vice President and Secretary from our incorporation in 1977 until 1994, President from 1994 to 1998 and Chief Executive Officer from 1994 until his retirement in 2000. Mr. Olen has been Chairman of the Board since 1998 and a director since our incorporation. Mr. Olen was also the sole proprietor of our predecessor, The Olen Company, founded in 1970.

     Gregory R. Binkley has been a director since 1995. Mr. Binkley has been an employee since 1994 when he was elected Vice President. Mr. Binkley became Senior Vice President of Operations and Chief Operating Officer in 1995, Executive Vice President in 1996, President in 1998 and Chief Executive Officer in 2000. From 1993 to 1994, Mr. Binkley worked as an independent operations consultant. From 1990 to 1993, Mr. Binkley was Director of Distribution of Fingerhut Companies, Inc., a mail order catalog business and from 1988 to 1990 was Director of Distribution with Cable Value Network, Inc., a cable television retailer. Mr. Binkley worked for Donaldsons Department Stores, a division of Allied Stores Corporation, from 1975 to 1988, serving as Vice President of Finance and Operations from 1987 to 1988 and Vice President of Operations from 1981 to 1987.

     Charles B. Lingen has been a director since 1995. Mr. Lingen has been Chief Financial Officer, Vice President of Finance and Treasurer since 1994. Mr. Lingen was elected Secretary in 1995, Senior Vice President of Finance in 1996 and Executive Vice President of Finance and Administration in 2000. From 1973 to 1994, Mr. Lingen worked at Fingerhut Companies, Inc., serving as Vice President of Finance and Controller from 1989 to 1994.

     John M. Casler has been an employee since 1996. He was elected Vice President of Merchandising in 1997, Senior Vice President of Merchandising in 1999 and Executive Vice President of Merchandising, Marketing and Creative Services in 2000. Mr. Casler worked for Gander Mountain, Inc, a retail mail order catalog company, from 1989 to 1995, where he served as Division Merchandise Manager from 1990 to 1995. Prior to that time, Mr. Casler held merchandise management positions at Munson Sporting Goods Co., Inc. from 1985 to 1989 and at the Target Stores Division of Dayton Hudson Corp. from 1982 to 1985.

     Dale D. Monson has been an employee since 1997. He was elected Vice President of Software Development in 2000 and Vice President of Information Systems and Technology and Chief Information Officer in 2001. Mr. Monson worked for Select Comfort Inc., a manufacturer of sleep support systems, from 1995 to 1997 as Project Manager and for Proex Photo Systems Inc., a retail photography firm, from 1990 to 1995 as Director of Information Systems.

     Douglas E. Johnson joined us in 2000 as Vice President of Marketing. Mr. Johnson worked at Fingerhut Companies, Inc. from 1982 to 2000, where he held various marketing positions including Director of Customer List Marketing.

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

     Mark F. Kroger has been a director since 1990. He is Executive Director and Treasurer of Rae Melton Therapeutic Equestrian Center, a nonprofit organization. Mr. Kroger is the former Chairman of the Board, President and Chief Executive Officer of ABN Sports Supply, Inc. where he worked from 1986 to 1997.

     Leonard M. Paletz is a co-founder and served as Chairman of the Board, President, Chief Executive Officer, Treasurer and a director from our incorporation in 1977 until 1994. Mr. Paletz retired as an employee in 1994.

     William T. Sena has been a director since 1990. He is an investment advisor with Sena Weller Rohs Williams, Inc., an investment advisory firm. Mr. Sena has been associated with the investment advisory firm and its predecessor since 1965.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and ten percent beneficial owners of our common stock to file reports of ownership and changes of ownership of the common stock with the Securities and Exchange Commission. We believe that during 2000 all
Section 16 filing requirements applicable to our directors, executive officers and ten percent beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the cash compensation paid to the Chief Executive Officer and to each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities for each of the years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL
                                                             COMPENSATION          LONG-TERM
                                                          ------------------      COMPENSATION       ALL OTHER
                                                          SALARY       BONUS        OPTIONS         COMPENSATION
       NAME AND PRINCIPAL POSITION              YEAR        ($)         ($)           (#)               ($)
       ---------------------------              ----      ------       -----      ------------      ------------
Gary Olen (1).............................      2000      338,570       --               --            3,000
  Chairman                                      1999      270,931       --           40,000               --
                                                1998      259,605       --           80,000               --
Gregory R. Binkley........................      2000      196,318       --               --               --
  President and Chief Executive Officer         1999      185,947       --           10,000               --
                                                1998      178,939       --           75,000               --
Charles B. Lingen.........................      2000      151,274       --               --               --
  Executive Vice President of Finance and       1999      141,795       --            7,500               --
  Administration, Chief Financial Officer       1998      136,166       --           41,000               --
  and Secretary/Treasurer
John M. Casler............................      2000..    149,205       --               --               --
  Executive Vice President of
     Merchandising,                             1999      138,114       --            7,500               --
  Marketing and Creative Services               1998      127,110       --           41,500               --
Bernard S. Bauhof (2).....................      2000      158,751       --               --               --
  Senior Vice President of Information
     Systems                                    1999      127,167       --            7,000               --
  and Technology, Chief Information
     Officer                                    1998      117,031       --            5,000               --

-------------------------
(1) Amounts in the All Other Compensation column reflect directors fees paid to Mr. Olen.

(2) Mr. Bauhof resigned effective January 2001.

     The following table sets forth information with respect to the Named Executive Officers concerning options held at year end 2000.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                    SHARES                    NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                   ACQUIRED                     OPTIONS AT FISCAL            IN-THE-MONEY OPTIONS AT
                                      ON        VALUE              YEAR-END (#)               FISCAL YEAR-END ($)(1)
                                   EXERCISE    REALIZED    ----------------------------    ----------------------------
             NAME                    (#)         ($)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
             ----                  --------    --------    -----------    -------------    -----------    -------------
Gary Olen......................      --          --          174,615         40,000            --              --
Gregory R. Binkley.............      --          --          108,513         23,750            --              --
Charles B. Lingen..............      --          --           69,465         14,000            --              --
John M. Casler.................      --          --           50,375         14,125            --              --
Bernard S. Bauhof..............      --          --           13,750          4,750            --              --

-------------------------
(1) Unexercised options were in-the-money if the fair market value of the underlying shares exceeded the exercise price of the option at December 31, 2000.

DIRECTOR COMPENSATION

     Directors who are not employees of the Company and Mr. Olen receive $5,000 annually for services as a director plus expenses incurred in attending board meetings.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Gregory R. Binkley, Charles B. Lingen and John M. Casler. Each agreement is automatically renewed each December 31 for additional one year terms unless either party gives two months' notice of nonrenewal, and terminates upon the employee's death, disability or retirement at age 65. Upon termination of the agreement by reason of death or disability, each of the employees or his estate is entitled to a payment equal to 12 months of his monthly base salary, plus a pro rata portion of the bonus that would otherwise have been payable to the employee under the Company's bonus plan then in effect. Upon termination of the agreement (i) by the employee for good reason (as defined in the agreement) or (ii) by the Company without good cause or upon the Company's failure to renew the agreement, the employee is entitled to a payment equal to 24 months of his monthly base salary, plus a pro rata portion of the bonus that would otherwise have been payable to the employee under the Company's bonus plan then in effect. Each agreement also provides that if the employee is terminated, or resigns for good reason or if the Company fails to renew the agreement within two years following a substantial event (defined as a sale of substantially all of the Company's assets, a merger or other reorganization resulting in the incumbent directors constituting less than a majority of the board, or a tender offer for 50% or more of the Company's outstanding voting stock), such employee is entitled to a payment equal to three times his annual base salary, plus a pro rata portion of the bonus otherwise payable to the employee.

     The Company has also entered into an employment agreement with Gary Olen pursuant to which he serves as Chairman. The agreement continues until June 30, 2002. Upon termination of the agreement for any reason, Mr. Olen is entitled to his remaining base salary and benefits through the end of the term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is comprised of Vincent W. Shiel, Leonard M. Paletz and William T. Sena. Mr. Paletz is a former Chief Executive Officer of the Company.

     During 2000, the Company purchased merchandise inventory in the amount of $575,000 from ABN Sports Supply, Inc. Dr. Shiel is a shareholder and director of ABN, and Mark F. Kroger was formerly a shareholder, Chairman of the Board, President and Chief Executive Officer of ABN. The Company believes that the terms of such purchases were as favorable as could have been obtained from an unrelated party. ABN is currently subject to a liquidation proceeding under Chapter 7 of the Bankruptcy Code.

     Outdoor Consulting, Inc., a corporation owned by Dr. Shiel, provides certain consulting services to the Company. Mr. Sena also provides certain consulting services to the Company. See Item 13. Certain Relationships and Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 21, 2001 by each director, each executive officer, all directors and executive officers as a group, and those persons or groups known to us to beneficially own more than 5% of our common stock.

                                                                      COMMON STOCK
                                                                   BENEFICIALLY OWNED
                                                                ------------------------
                            NAME                                 NUMBER      PERCENT (1)
                            ----                                 ------      -----------
DIRECTORS AND EXECUTIVE OFFICERS (2):
Vincent W. Shiel (3)........................................      522,000       11.0%
Gary Olen (4)...............................................      294,798        6.0%
Gregory R. Binkley (5)......................................      139,763        2.9%
Charles B. Lingen (6).......................................       81,590        1.7%
John M. Casler (7)..........................................       62,625        1.3%
Mark F. Kroger..............................................       78,370        1.7%
Leonard M. Paletz...........................................      204,816        4.3%
William T. Sena, as trustee of various trusts for the
  benefit of Dr. and Mrs. Shiel and their children (8)......      106,819        2.2%
All directors and executive officers as a group (8 persons)
  (9).......................................................    1,490,781       28.5%
OTHER SHAREHOLDERS OWNING MORE THAN 5% OF COMMON STOCK:
Ralph E. Heyman, Individually and as trustee of various
  trusts for the benefit of Dr. and Mrs. Shiel and their
  children and grandchildren (10)...........................      383,725        8.1%
Dimensional Fund Advisors Inc. (11)
  1299 Ocean Avenue
  11th Floor
  Santa Monica, CA 90401....................................      342,700        7.2%
Kalmar Investments Inc. (12)
  3701 Kennett Pike
  Greenville, DE 19807......................................      300,000        6.3%
E Com Ventures, Inc. and Ilia Lekach (13)
  11701 N.W. 101 Road
  Miami, FL 33178...........................................      298,900        6.3%

-------------------------
 (1) Percentages are calculated on the basis of the number of shares outstanding on March 21, 2001 plus the number of shares issuable pursuant to options held by the individual which are exercisable within 60 days after March 21, 2001.

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

 (4) Includes 204,615 shares issuable upon the exercise of options. Does not include 48,000 shares held in trusts for the benefit of Mr. Olen's children and grandchildren of which Mr. Olen expressly disclaims beneficial ownership.

 (5) Includes 2,000 shares held in the name of Mr. Binkley's wife and 129,763 shares issuable upon the exercise of options.

 (6) Includes 81,590 shares issuable upon the exercise of options.

 (7) Includes 62,625 shares issuable upon the exercise of options.

 (8) Includes 106,819 shares held as trustee of various trusts for the benefit of Dr. and Mrs. Shiel and their children, of which Mr. Sena has no pecuniary interest. Does not include 522,000 shares held by the Vincent W. Shiel Family Limited Partnership and the Helen M. Shiel Family Limited Partnership over which Mr. Sena shares voting and dispositive power and of which Mr. Sena expressly disclaims beneficial ownership.

 (9) Includes 478,593 shares issuable upon the exercise of options.

(10) Includes 382,725 shares held as trustee of various trusts for the benefit of Dr. and Mrs. Shiel and their children and grandchildren, of which Mr. Heyman has no pecuniary interest. Does not include 522,000 shares held by the Vincent W. Shiel Family Limited Partnership and the Helen M. Shiel Family Limited Partnership over which Mr. Heyman shares voting and dispositive power and of which Mr. Heyman expressly disclaims beneficial ownership. Mr. Heyman's address is 1100 Courthouse Plaza S.W., Dayton, Ohio 45402.

(11) Based on a Schedule 13G filing dated February 2, 2001. Dimensional Fund Advisors Inc., a registered investment advisor, furnishes investment advice to four registered investment companies and serves as investment manager to certain other commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional Fund Advisors Inc. has sole power to vote and dispose of 342,700 shares owned by these funds. To the knowledge of Dimensional Fund Advisors Inc., no one advisory client owns more than 5% of the class. Dimensional Fund Advisors Inc. disclaims beneficial ownership of the 342,700 shares.

(12) Based on a Schedule 13G filing dated January 8, 1999. Kalmar Investments Inc., a registered investment advisor, has sole power to dispose of 300,000 shares but does not have the power to vote the 300,000 shares.

(13) Based on a Schedule 13D filing dated April 10, 2000. Ilia Lekach, the Chief Executive Officer of E Com Ventures, Inc., has sole power to vote and dispose of 40,000 shares and shared power to vote and dispose of 258,900 shares owned by E Com Ventures, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     In February 1998, the Company loaned Gary Olen $238,700 to pay the exercise price of an option to purchase 55,000 shares of common stock held by Mr. Olen (which became exercisable upon completion of the Company's public offering and would have expired six months later) and to pay the income taxes payable by him upon exercise of the option. The loan, approved by the Board of Directors, is for a term of five years, bears interest at the mid-term applicable federal rate as of the date of the loan (5.69%) and is collateralized by a pledge of the shares acquired upon exercise. In February 2001, the Board of Directors deferred for two years payment of the first installment due on the loan. At December 31, 2000, the outstanding loan balance was $278,000.

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

           Report of Independent Certified Public Accountants

           Balance Sheets as of December 31, 2000 and 1999

           Statements of Operations for the years ended December 31, 2000, 1999 and 1998

           Statements of Changes in Shareholders' Equity for the years ended
             December 31, 2000, 1999 and 1998

           Notes to Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule of the Company is included herein at Item 8.

           Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

         3. EXHIBITS

        See Exhibit Index at page 41 of this report.

     (B) REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SPORTSMAN'S GUIDE, INC.

                                          By    /s/ GREGORY R. BINKLEY
                                          --------------------------------------
                                                    Gregory R. Binkley
Date: March 21, 2001                      President and Chief Executive Officer

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

                  SIGNATURE                                     CAPACITY                         DATE
                  ---------                                     --------                         ----

           /s/ GREGORY R. BINKLEY                   President, Chief Executive
---------------------------------------------         Officer and Director (principal
             Gregory R. Binkley                       executive officer)

            /s/ CHARLES B. LINGEN                   Executive Vice President of
---------------------------------------------         Finance and Administration,
              Charles B. Lingen                       Chief Financial Officer,              March 21, 2001
                                                      Secretary/ Treasurer and
                                                      Director (principal financial
                                                      and accounting officer)

                 GARY OLEN*                         Chairman of the Board and
---------------------------------------------         Director
                  Gary Olen

              VINCENT W. SHIEL*                     Director
---------------------------------------------
              Vincent W. Shiel

               MARK F. KROGER*                      Director
---------------------------------------------
               Mark F. Kroger

             LEONARD M. PALETZ*                     Director
---------------------------------------------
              Leonard M. Paletz

              WILLIAM T. SENA*                      Director
---------------------------------------------
               William T. Sena

         *By /s/ GREGORY R. BINKLEY
     ---------------------------------------
             Gregory R. Binkley,
              Attorney-In-Fact

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
   3.1     Restated Articles of Incorporation as restated through March
           5, 1997 (incorporated by reference to Exhibit 3.1 to Form
           10-K for the year ended December 27, 1996, File No. 0-15767)
   3.2     Bylaws (incorporated by reference to Exhibit 3.2 to Form
           S-18 Registration Statement No. 33-4496C filed April 1,
           1986)
   4.1     Specimen of the Company's Common Stock certificate
           (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May
           8, 1986)
   4.2     Rights Agreement dated as of May 11, 1999 between the
           Company and Norwest Bank Minnesota, N.A., as Rights Agent
           (incorporated by reference to Exhibit 4.1 to Form 8-K dated
           May 11, 1999)
   4.3     Form of Promissory Note dated December 27, 1999 issued by
           the Company (incorporated by reference to Exhibit 4.3 to
           Form 10-K for the year ended December 31, 1999)
  10.1     Letter of agreement between Vincent W. Shiel and the Company dated September 8, 1989 (incorporated by reference to
           Exhibit 19.1 to Form 10-Q for the quarter ended September
           29, 1989)
  10.2*    Consulting Agreement dated January 11, 1990 between the
           Company and Outdoor Consulting, Inc. (incorporated by
           reference to Exhibit 10.16 to Form 10-K for the year ended
           December 29, 1989)
  10.3*    The Company's 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year
           ended December 27, 1991)
  10.4*    Agreement between the Company and Gary Olen dated July 1,
           1992 granting the use of Mr. Olen's name, picture and
           likeness (incorporated by reference to Exhibit 10.19 to Form
           10-K for the year ended December 31, 1993)
  10.5     Industrial Real Estate Lease between the Company and CB
           Commercial Real Estate Group, Inc. dated April 22, 1993
           (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)
  10.6     Amendment to Industrial Real Estate Lease between the
           Company and American Real Estate Holdings, L.P. dated
           February 23, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998)
  10.7     Industrial Real Estate Lease between the Company and AMB
           Property, L.P. as amended May 24, 1999 (incorporated by
           reference to Exhibit 10.1 to Form 10-Q for the quarter ended
           July 4, 1999)
  10.8     Credit and Security Agreement between the Company and
           Norwest Bank Minnesota, National Association dated December
           27, 1999 (incorporated by reference to Exhibit 10.8 to Form
           10-K for the year ended December 31, 1999)
  10.9     First Amendment to Credit and Security Agreement between the
           Company and Norwest Bank Minnesota, National Association
           (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000)
 10.10     Second Amendment to Credit and Security Agreement between
           the Company and Wells Fargo Bank Minnesota, National
           Association, f/k/a Norwest Bank Minnesota, National
           Association dated August 2, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30,
           2000)
 10.11     Third Amendment to Credit and Security Agreement between the
           Company and Wells Fargo Bank Minnesota, National
           Association, f/k/a Norwest Bank Minnesota, National
           Association dated March 7, 2001

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
 10.12*    Form of Stock Option Agreement pursuant to the Company's
           1994 Non-Qualified Performance Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended
           December 27, 1996)
 10.13*    The Company's 1996 Stock Option Plan (incorporated by
           reference to Exhibit 10.17 to Form 10-K for the year ended
           December 27, 1996)
 10.14*    Form of Employment Agreement with members of senior
           management (incorporated by reference to Exhibit 10.10 to
           Amendment No. 1 to Form S-2 Registration Statement No.
           333-31111 filed January 2, 1998)
 10.15*    Employment Agreement between the Company and Gary Olen dated
           July 1, 2000 (incorporated by reference to Exhibit 10.1 to
           Form 10-Q for the quarter ended September 30, 2000)
 10.16*    Description of 1997 Senior Management Stock Option Plan
           (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 28, 1997)
 10.17     Replacement Promissory Note from Gary Olen to the Company
           dated February 11, 2001
 10.18     Stock Pledge Agreement between Gary Olen and the Company
           dated February 11, 1998 (incorporated by reference to
           Exhibit 10.11 to Form 10-K for the year ended December 28,
           1997)
 10.19*    Consulting Agreement between the Company and William T. Sena dated April 1, 1998 (incorporated by reference to Exhibit
           10.15 to Form 10-K for the year ended January 3, 1999)
 10.20*    The Company's 1999 Stock Option Plan (incorporated by
           reference to Exhibit 10.16 to Form 10-K for the year ended
           December 31, 1999)
  23.1     Consent of Grant Thornton LLP
  24.1     Powers of Attorney of each person whose name is signed to
           this report pursuant to a power of attorney
    99     Risk Factors (incorporated by reference to Exhibit 99 to
           Form 10-K for the year ended December 31, 1999)

     Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.