Form 10-Q
period 2001-03-31
SPORTSMANS GUIDE INC
filed 2001-05-15
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----  EXCHANGE  ACT OF 1934. For the quarterly period ended March 31, 2001 or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----  EXCHANGE ACT OF 1934. For the transition period from       to      .
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

As of May 14, 2001, there were 4,748,810 shares of the registrant's Common Stock outstanding.
                   ------------------------------------------

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                            (In thousands of dollars)

                                                                                          March 31,        December  31,
                                                                                            2001               2000
                                                                                            ----               ----
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                           $       --          $     1,344
  Accounts receivable - net                                                                2,747                3,718
  Inventory                                                                               19,282               22,805
  Promotional material                                                                     3,942                3,635
  Prepaid expenses                                                                         1,263                1,522
  Income taxes receivable                                                                    916                  769
                                                                                      --------------     --------------
      Total current assets                                                                28,150               33,793
PROPERTY AND EQUIPMENT - NET                                                               4,627                5,067
                                                                                      --------------     --------------
      Total assets                                                                    $   32,777         $     38,860
                                                                                      ==============     ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks written in excess of bank balances                                           $    2,384         $        --
  Notes payable - bank                                                                     1,972               5,225
  Current maturities of long-term debt                                                        30                  30
  Accounts payable                                                                        10,068              14,104
  Accrued expenses                                                                         1,644               2,233
  Customer deposits and other liabilities                                                  3,253               3,675
                                                                                      --------------     --------------
      Total current liabilities                                                           19,351              25,267
LONG-TERM LIABILITIES
  Long-term debt                                                                               3                   3
                                                                                      --------------     --------------
      Total liabilities                                                                   19,354              25,270

COMMITMENTS AND CONTINGENCIES                                                                 --                  --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized; 4,748,810 shares
    issued and outstanding at March 31, 2001 and December 31, 2000                            47                  47
  Additional paid-in capital                                                              11,565              11,565
  Stock subscription receivable                                                             (238)               (238)
  Retained earnings                                                                        2,049               2,216
                                                                                      --------------     --------------
      Total shareholders' equity                                                          13,423              13,590
                                                                                      --------------     --------------
      Total liabilities and shareholders' equity                                      $   32,777         $    38,860
                                                                                      ==============     ==============






            See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           For the Three Months Ended
                             March 31, 2001 and 2000
                      (In thousands, except per share data)

                                                                                     Three Months Ended March 31,
                                                                                 --------------------------------------
                                                                                       2001                 2000
                                                                                       ----                 ----
Sales                                                                            $        38,931       $        35,946

Cost of sales                                                                             27,191                24,355
                                                                                 ----------------      ----------------

    Gross profit                                                                          11,740                11,591

Selling, general and administrative expenses                                              11,754                12,622
                                                                                 ----------------      ----------------

    Loss from operations                                                                     (14)               (1,031)

Interest expense                                                                             (68)                 (382)
Miscellaneous income (expense), net                                                          (64)                    5
                                                                                 ----------------      ----------------

    Loss before income taxes                                                                (146)               (1,408)

Income tax expense (benefit)                                                                  21                  (486)
                                                                                 ----------------      ----------------

    Net loss                                                                     $          (167)      $          (922)
                                                                                 ================      ================

Net loss per share:
    Basic                                                                        $          (.04)      $          (.19)
                                                                                 ================      ================
    Diluted                                                                      $          (.04)      $          (.19)
                                                                                 ================      ================

Weighted average common and common equivalent shares outstanding:
    Basic                                                                                  4,749                 4,748
                                                                                 ================      ================
    Diluted                                                                                4,749                 4,748
                                                                                 ================      ================






            See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           For the Three Months Ended
                             March 31, 2001 and 2000
                            (In thousands of dollars)

                                                                                    Three Months Ended March 31,
                                                                                 ------------------------------------
                                                                                      2001                 2000
                                                                                      ----                 ----
Cash flows from operating activities:
  Net loss                                                                       $         (167)       $       (922)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                           480                 526
    Other                                                                                    69                  --
    Changes in assets and liabilities:
      Accounts receivable                                                                   971               2,065
      Inventory                                                                           3,523               3,657
      Promotional material                                                                 (307)              1,167
      Prepaid expenses                                                                      259                (270)
      Income taxes                                                                         (147)               (483)
      Checks written in excess of bank balances                                           2,384                (566)
      Accounts payable                                                                   (4,036)             (7,511)
      Accrued expenses                                                                     (589)               (563)
      Customer deposits and other liabilities                                              (422)             (1,139)
                                                                                 ----------------      --------------
        Cash flows provided by (used in) operating activities                             2,018              (4,039)

Cash flows from investing activities:
  Purchases of property and equipment                                                      (130)               (412)
  Other                                                                                      21                   5
                                                                                 ----------------      --------------
        Cash flows used in investing activities                                            (109)               (407)

Cash flows from financing activities:
  Net proceeds from (payments on) revolving credit line                                  (3,253)              4,443
  Proceeds from exercise of stock options and warrants                                       --                   3
                                                                                -----------------     ---------------
        Cash flows provided by (used in) financing activities                            (3,253)              4,446
                                                                                -----------------     ---------------

Decrease in cash and cash equivalents                                                    (1,344)                 --

Cash and cash equivalents at beginning of the quarter                                     1,344                  --
                                                                                -----------------     ---------------

Cash and cash equivalents at end of the quarter                                  $           --        $         --
                                                                                 ================     ===============

Supplemental disclosure of cash flow information

Cash paid during the quarters for:
      Interest                                                                   $          209        $        261
      Income taxes                                                                          176                  65





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

         Amounts billed to customers for shipping and handling are recorded in revenues. Sales include shipping and handling revenues of $5.5 million and $5.2 million for the quarters ended March 31, 2001 and 2000.

         The Company's fiscal quarter ends on the Sunday nearest March 31 for 2001 and 2000, but for clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2001 and 2000 consisted of 13 weeks.

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

         For the quarter ended March 31, 2001, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the quarter ended March 31, 2001, the common share equivalents that would have been included in the computation of diluted net earnings per share were 1,763.

         For the quarter ended March 31, 2000, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the quarter ended March 31, 2000, the common share equivalents that would have been included in the computation of diluted net earnings per share were 27,480.

         Options and warrants to purchase 646,056 and 616,189 shares of common stock with a weighted average exercise price of $5.83 and $6.29 were outstanding during the quarters ended March 31, 2001 and 2000, but were not included in the computation of diluted net earnings per share because their exercise price was higher than the average market price of the common shares during the reporting period.

Note 3:  Revolving Credit Facility

         The Company is a party to a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association, providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. Effective April 17, 2001, the Company amended the Credit and Security Agreement to provide financial covenants for the year 2001. These covenants include (i) the monthly measurement of earnings
         (loss) and year-to-date earnings (loss), (ii) the maximum monthly debt to book net worth ratio, (iii) maximum monthly inventory levels and
         (iv) maximum levels of capital expenditures.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Quarter ended March 31, 2001 compared to quarter ended March 31, 2000

SALES. Sales for the quarter ended March 31, 2001 of $38.9 million were $3.0 million or approximately 8% higher than sales of $35.9 million during the same period last year. The increase in sales, quarter over quarter, was primarily due to higher sales generated through the Internet. Sales generated through catalogs were virtually flat compared to the same period a year ago, in spite of a significant planned reduction in our catalog circulation. Catalog circulation for the first quarter of 2001 was down approximately 25% in accordance with our plan. As a result of these reductions in the catalog circulation as well as the implementation of several marketing and merchandising strategies, overall customer response rates improved significantly over the previous year. In 2001, we implemented a more effective and profitable mail plan with the elimination of catalog mailings to unprofitable customer segments of the house customer file and combined the clothing & footwear specialty catalogs with the monthly main catalogs to reduce saturation and produce a more cost effective mail plan. Also, in the first quarter of 2001, we created and mailed several catalogs exclusively to our club members to increase overall sales and profitability. As of the end of the first quarter 2001, the buyer's club membership had increased to 157,000, up 18% over the 133,000 reported at December 31, 2000 and up 38% over the membership count one year ago.

Sales generated through the Internet for the quarter ended March 31, 2001 were approximately 20% of total sales compared to approximately 13% of total sales during the same period last year. Sales generated through the Internet are defined as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone.

Gross returns and allowances for the quarter ended March 31, 2001 were $3.1 million or 7.4% of gross sales compared to $3.6 million or 9.0% of gross sales during the same period last year. Gross returns and allowances decreased as a percentage of gross sales in the first quarter of 2001 due to a general improvement in customer return rates across most product categories.

GROSS PROFIT. Gross profit for the quarter ended March 31, 2001 was $11.7 million or 30.2% of sales compared to $11.6 million or 32.2% of sales during the same period last year. The decrease in gross profit as a percentage of sales was primarily due to our strategy to refocus on the product/value relationship which resulted in the reduction of retail prices selectively to stimulate improved customer response rates. In addition, in the first quarter of 2001, we aggressively priced our aged inventory and successfully improved our overall inventory content.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended March 31, 2001 were $11.8 million or 30.2% of sales compared to $12.6 million or 35.1% of sales for the same period last year. The decrease in dollars, compared to the same period last year, was primarily due to the planned reduction of the catalog circulation and lower general and administrative expenses as a result of various organizational changes throughout 2000. Total circulation during the first quarter of 2001 was
11.1 million catalogs compared to 14.8 million catalogs during the first quarter of 2000. We mailed ten catalog editions, including seven specialty editions, during the quarters ended March 31, 2001 and 2000. Advertising expense for the quarter ended March 31, 2001 was $6.8 million or 17.5% of sales compared to $7.5 million or 20.8% of sales for the same period last year. The decrease in advertising expense as a percentage of sales, compared to the same period last year, was primarily due to improved customer response rates and lower general and administrative costs.

EARNINGS (LOSS) FROM OPERATIONS. Loss from operations for the quarter ended March 31, 2001 was ($14,000) compared to ($1.0) million for the quarter ended March 31, 2000.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2001 was $68,000 compared to $382,000 for the same period last year. The decrease in interest expense was primarily due to lower levels of bank borrowings as a result of the lower inventory levels throughout the quarter.

INCOME TAX. Income tax expense for the quarter ended March 31, 2001 was $21,000 compared to a $486,000 tax benefit for the quarter ended March 31, 2000. The income tax expense represents an additional state income tax assessment for the 1999 tax year. The income tax benefit represents recovery of federal taxes paid in 1999 and 1998. The decrease in the effective rate is due to the establishment of a valuation allowance for deferred tax assets.

NET EARNINGS (LOSS). Net loss for the quarter ended March 31, 2001 was ($167,000) compared to ($922,000) for the same period last year.

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

                                                         First          Second          Third          Fourth
                                                        Quarter        Quarter         Quarter        Quarter
------------------------------------------------------------------------------------------------------------------
2001
  Sales                                                $ 38,931
  Gross profit                                           11,740
  Loss from operations                                      (14)
  Net loss                                                 (167)
  Net loss per share                                       (.04)

2000
  Sales                                                $ 35,946       $ 30,344        $ 29,640      $ 59,008
  Gross profit                                           11,591         10,429          10,001        19,446
  Earnings (loss) from operations                        (1,031)          (889)           (676)          198
  Net loss                                                 (922)          (876)           (692)         (699)
  Net loss per share                                       (.19)          (.18)           (.15)         (.15)


                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $8.8 million as of March 31, 2001 compared to $8.5 million as of December 31, 2000, with current ratios of 1.45 to 1 and 1.34 to 1, respectively. We purchase large quantities of manufacturers' close-outs and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our customers an installment credit plan with no finance fees, known as the "Easy 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $1.8 million at March 31, 2001 compared to $2.5 million at December 31, 2000. The installment plan will continue to require the allocation of working capital which we expect to fund from operations and availability under our revolving credit facility.

We have a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association, providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility, amended on March 7, 2001, consists of a collateral base of 48% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate plus 1.25%. The revolving credit line is collateralized by substantially all of the assets of the Company.

All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax loss, monthly measurement of year-to-date earnings (loss), maximum monthly debt to book net worth ratio, maximum monthly days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. Effective April 17, 2001, we amended the Credit and Security Agreement to provide financial covenants for the year 2001. As of March 31, 2001, we had borrowed $2.0 million against the revolving credit line compared to $5.2 million at December 31, 2000. Outstanding letters of credit were $1.8 million at March 31, 2001 compared to $1.9 million at December 31, 2000.

OPERATING ACTIVITIES. Cash flows provided by operating activities for the quarter ended March 31, 2001 were $2.0 million compared to cash flows used in operating activities of $4.0 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of lower inventory levels.

INVESTING ACTIVITIES. Cash flows used in investing activities during the quarter ended March 31, 2001 were $109,000 compared to $407,000 during the same period last year.

FINANCING ACTIVITIES. Cash flows used in financing activities during the quarter ended March 31, 2001 were $3.3 million compared to cash flows provided by financing activities of $4.4 million during the same period last year. Cash flows used in financing activities in the first quarter of 2001 were comprised of payments to reduce outstanding borrowings under the revolving line of credit. Cash flows provided by financing activities in the first quarter of 2000 were comprised of advances made under the revolving line of credit.

We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months.

                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in
Exhibit 99 "Risk Factors" to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.



                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

        10.1 Fourth Amendment to Credit and Security Agreement between the Company and Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association, dated April 17, 2001

 (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SPORTSMAN'S GUIDE, INC.



Date:  May 14, 2001                    /s/ Charles B. Lingen
                                       ---------------------
                                       Charles B. Lingen
                                       Executive Vice President Finance and
                                       Administration/CFO