Form 10-Q
period 2001-06-30
SPORTSMANS GUIDE INC
filed 2001-08-15
CIK 791450

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2001 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from       to       .
                                                          -------  -------

                           Commission File No.  015767


                           THE SPORTSMAN'S GUIDE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             MINNESOTA                                 41-1293081
 ---------------------------------                 ----------------------
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification Number)


                 411 FARWELL AVE., SO. ST. PAUL, MINNESOTA 55075
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (651) 451-3030
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 15, 2001 there were 4,748,810 shares of the registrant's Common Stock outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS

                            (In thousands of dollars)


                                                                                           June 30,         December 31,
                                                                                             2001               2000
                                                                                          ----------        -----------
                                                                                          (unaudited)
                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                               $    1,717         $    1,344
  Accounts receivable - net                                                                    2,171              3,718
  Inventory                                                                                   21,235             22,805
  Promotional material                                                                         4,238              3,635
  Prepaid expenses                                                                             1,463              1,522
  Income taxes receivable                                                                         --                769
                                                                                          ----------         ----------
      Total current assets                                                                    30,824             33,793
PROPERTY AND EQUIPMENT - NET                                                                   4,180              5,067
                                                                                          ----------         ----------
      Total assets                                                                        $   35,004         $   38,860
                                                                                          ==========         ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - bank                                                                    $    5,877         $    5,225
  Current maturities of long-term debt                                                             5                 30
  Accounts payable                                                                            10,748             14,104
  Accrued expenses                                                                             1,810              2,233
  Customer deposits and other liabilities                                                      3,343              3,675
                                                                                          ----------         ----------
      Total current liabilities                                                               21,783             25,267

LONG-TERM LIABILITIES
  Long-term debt                                                                                   5                  3
                                                                                          ----------         ----------
      Total liabilities                                                                       21,788             25,270

COMMITMENTS AND CONTINGENCIES                                                                     --                 --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized;
    4,748,810 shares issued and outstanding at
    June 30, 2001 and December 31, 2000                                                           47                 47
  Additional paid-in capital                                                                  11,565             11,565
  Stock subscription receivable                                                                 (238)              (238)
  Retained earnings                                                                            1,842              2,216
                                                                                          ----------         ----------
      Total shareholders' equity                                                              13,216             13,590
                                                                                          ----------         ----------
      Total liabilities and shareholders' equity                                          $   35,004         $   38,860
                                                                                          ==========         ==========


            See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                    For the Three Months and Six Months Ended
                             June 30, 2001 and 2000

                      (In thousands, except per share data)


                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                             ----------------------------         -----------------------------
                                                               2001               2000              2001                2000
                                                             ---------          ---------         ---------           ---------
Sales                                                        $  31,796          $  30,344         $  70,727           $  66,290
Cost of sales                                                   21,316             19,915            48,507              44,270
                                                             ---------          ---------         ---------           ---------
    Gross profit                                                10,480             10,429            22,220              22,020
Selling, general and administrative expenses                    10,618             11,318            22,372              23,940
                                                             ---------          ---------         ---------           ---------
    Loss from operations                                          (138)              (889)             (152)             (1,920)
Interest expense                                                   (80)              (444)             (148)               (826)
Miscellaneous income (expense), net                                 11                 12               (53)                 17
                                                             ---------          ---------         ---------           ---------

    Loss before income taxes                                      (207)            (1,321)             (353)             (2,729)

Income tax expense (benefit)                                        --               (445)               21                (931)
                                                             ---------          ---------         ---------           ---------

    Net loss                                                 $    (207)         $    (876)        $    (374)          $  (1,798)
                                                             =========          =========         =========           =========

Net loss per share:
    Basic                                                    $    (.04)         $    (.18)        $    (.08)          $    (.38)
                                                             =========          =========         =========           =========
    Diluted                                                  $    (.04)         $    (.18)        $    (.08)          $    (.38)
                                                             =========          =========         =========           =========

Weighted average common and common
 equivalent shares outstanding:
    Basic                                                        4,749              4,749             4,749               4,749
                                                             =========          =========         =========           =========
    Diluted                                                      4,749              4,749             4,749               4,749
                                                             =========          =========         =========           =========


            See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Six Months Ended
                             June 30, 2001 and 2000

                            (In thousands of dollars)


                                                                                    2001                         2000
                                                                                 ----------                   ----------
Cash flows from operating activities:
  Net loss                                                                       $     (374)                  $   (1,798)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                       948                        1,079
    Other                                                                                56                          (13)
    Changes in assets and liabilities:
      Accounts receivable                                                             1,547                        2,802
      Inventory                                                                       1,570                        6,213
      Promotional material                                                             (603)                         678
      Prepaid expenses                                                                   59                       (1,826)
      Income taxes                                                                      769                           --
      Checks written in excess of bank balances                                          --                       (1,226)
      Accounts payable                                                               (3,356)                      (6,219)
      Accrued expenses                                                                 (423)                        (280)
      Customer deposits and other liabilities                                          (332)                      (1,590)
                                                                                 ----------                   ----------
          Cash flows used in operating activities                                      (139)                      (2,180)

Cash flows from investing activities:
  Purchases of property and equipment                                                  (151)                        (902)
  Other                                                                                  21                            2
                                                                                 ----------                   ----------
         Cash flows used in investing activities                                       (130)                        (900)

Cash flows from financing activities:
  Net proceeds from revolving credit line                                               652                        3,102
  Payments on long-term debt                                                            (10)                         (25)
  Proceeds from exercise of stock options and warrants                                   --                            3
                                                                                 ----------                   ----------
         Cash flows provided by financing activities                                    642                        3,080
                                                                                 ----------                   ----------

Increase in cash and cash equivalents                                                   373                           --

Cash and cash equivalents at beginning of the period                                  1,344                           --
                                                                                 ----------                   ----------

Cash and cash equivalents at end of the period                                   $    1,717                   $       --
                                                                                 ==========                   ==========

Supplemental disclosure of cash flow information

Cash paid during the periods for:
        Interest                                                                 $      284                   $      796
        Income taxes                                                                    176                           65


            See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1: Basis of Presentation

        The accompanying financial statements are unaudited and reflect all adjustments which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation. Reclassifications have been made to prior year financial information wherever necessary to conform to the current year presentation. Results of operations for the interim periods are not necessarily indicative of full-year results.

        Amounts billed to customers for shipping and handling are recorded in revenues. Sales include shipping and handling revenues of $4.5 million and $4.4 million for the three months ended June 30, 2001 and 2000 and $10.0 million and $9.6 million for the six months ended June 30, 2001 and 2000.

        The Company's fiscal quarter ends on the Sunday nearest June 30 for 2001 and 2000, but for clarity of presentation, all periods are described as if the three and six month periods end June 30. Second fiscal quarters 2001 and 2000 consisted of thirteen weeks.

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

        For the three months and six months ended June 30, 2001, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months and six months ended June 30, 2001, the common share equivalents that would have been included in the computation of diluted net earnings per share were 6,704 and 4,233.

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

        Options and warrants to purchase 642,156 and 609,839 shares of common stock with a weighted average exercise price of $5.83 and $6.29 were outstanding during the three months ended June 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because their exercise price was higher than the average market price of the common shares during the period.

        Options and warrants to purchase 644,106 and 613,014 shares of common stock with a weighted average exercise price of $5.83 and $6.29 were outstanding during the six months ended June 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because their exercise price was higher than the average market price of the common shares during the period.

Note 3: Revolving Credit Facility

        Effective August 14, 2001, the revolving credit facility was amended to adjust the line of credit from $25.0 million to $20.0 million and to adjust the inventory advance rate from 48% to 45%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three months and six months ended June 30, 2001 compared to three months and six months ended June 30, 2000

SALES. Sales for the three months and six months ended June 30, 2001 of $31.8 million and $70.7 million were $1.5 million or 4.8% and $4.4 million or 6.7% higher than sales of $30.3 million and $66.3 million during the same periods last year. The increase in sales for the second quarter and first half of 2001 was primarily due to higher sales generated through the Internet. Sales generated through catalogs for the second quarter and first half of 2001 were virtually flat compared to the same periods a year ago, in spite of a significant planned reduction in our catalog circulation. Year over year, catalog circulation for the second quarter and first half of 2001 was down approximately 25%, in accordance with our plans. As a result of these reductions in the catalog circulation as well as the implementation of several marketing and merchandising strategies, overall customer response rates improved significantly in the second quarter and first half of 2001 over the previous year. In 2001, we implemented a more effective and profitable mail plan with the elimination of catalog mailings to unprofitable customer segments of the house customer file and combined the clothing and footwear specialty catalogs with the monthly main catalogs to reduce saturation and produce a more cost effective mail plan. Also, we have created and mailed catalogs exclusively to our club members to increase overall sales and profitability. As of the end of the second quarter 2001, the buyer's club membership had increased to 182,000, up 37% over the 133,000 reported at December 31, 2000 and up 73% over the membership count one year ago.

Sales generated through the Internet for the second quarter and first half of 2001 were approximately 21% and 20% of total sales, compared to 15% and 14%, respectively, during the same periods last year. We define sales generated through the Internet as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone.

Gross returns and allowances for the three months and six months ended June 30, 2001 were $2.7 million or 7.8% of gross sales and $5.8 million or 7.6% of gross sales compared to $2.3 million or 7.1% of gross sales and $5.9 million or 8.1% of gross sales during the same periods last year.

GROSS PROFIT. Gross profit for the three months and six months ended June 30, 2001 was $10.5 million or 33.0% of sales and $22.2 million or 31.4% of sales compared to $10.4 million or 34.4% of sales and $22.0 million or 33.2% of sales during the same periods last year. The decrease in gross profit percentage for the second quarter and first half of 2001 was primarily due to our strategy to refocus on the product/value relationship which resulted in the reduction of retail prices selectively to stimulate improved customer response rates. In addition, in the first quarter of 2001, we aggressively priced our aged inventory and successfully improved our overall inventory content.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months and six months ended June 30, 2001 were $10.6 million or 33.4% of sales and $22.4 million or 31.6% of sales compared to $11.3 million or 37.3% of sales and $23.9 million or 36.1% of sales for the same periods last year. The decrease in dollars as well as the percentage of sales, compared to the same periods last year, was primarily due to a more effective mail plan and lower general and administrative expenses resulting from various marketing and organizational changes made in 2000. Total catalog circulation during the second quarter and first half of 2001 was 9.8 million and 20.9 million catalogs compared to 13.2 million and 28.0 million catalogs during the same periods last year. We mailed ten catalog editions, including seven specialty catalog editions, during the three months ended June 30, 2001 and 2000. We mailed 20 catalog editions, including 14 specialty catalogs, during the six months ended June 30, 2001 and 2000.

Advertising expense for the three months and six months ended June 30, 2001 was $6.2 million or 19.7% of sales and $13.1 million or 18.5% of sales compared to $6.4 million or 21.1% of sales and $13.9 million or 20.9% of sales for the same periods last year. The decrease in advertising expense for the second quarter and first half of 2001, as a percentage of sales, compared to the same periods last year was primarily due to improved customer response rates and higher sales generated through the Internet. The decrease in advertising dollars for the second quarter and first half of 2001, compared to the same periods last year, was primarily due to the planned reduction in the catalog circulation offset somewhat by the impact of postage and paper price increases and increased page counts.

LOSS FROM OPERATIONS. Loss from operations for the three months and six months ended June 30, 2001 was $0.1 million and $0.2 million compared to $0.9 million and $1.9 million for the same periods last year.

INTEREST EXPENSE. Interest expense for the three months and six months ended June 30, 2001 was $80,000 and $148,000 compared to $444,000 and $826,000 for the same periods last year. The decrease in interest expense for the quarter and year to date was primarily due to lower levels of bank borrowings as a result of lower inventory levels throughout the first half of 2001.

NET LOSS. Net loss for the three months and six months ended June 30, 2001 was $0.2 million and $0.4 million compared to $0.9 million and $1.8 million for the same periods last year.

                        SEASONALITY AND QUARTERLY RESULTS

The majority of our sales historically occur during the second half of the year. The seasonal nature of our business is due to our focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. We expect this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth fiscal quarters, we incur significant additional expenses for hiring employees and building inventory levels.

The following table sets forth certain unaudited financial information for each of the quarters shown.

                                                           First           Second           Third          Fourth
                                                          Quarter         Quarter          Quarter         Quarter
                                                          -------         -------          -------         -------
2001
  Sales                                                   $38,931         $31,796
  Gross profit                                             11,740          10,480
  Loss from operations                                        (14)           (138)
  Net loss                                                   (167)           (207)
  Net loss per share                                         (.04)           (.04)

2000
  Sales                                                   $35,946         $30,344          $29,640         $59,008
  Gross profit                                             11,591          10,429           10,001          19,446
  Income (loss) from operations                            (1,031)           (889)            (676)            198
  Net loss                                                   (922)           (876)            (692)           (699)
  Net loss per share                                         (.19)           (.18)            (.15)           (.15)

                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $9.0 million as of June 30, 2001 compared to $8.5 million as of December 31, 2000, with current ratios of 1.42 to 1 and 1.34 to 1, respectively. We purchase large quantities of manufacturers' closeouts and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our customers an installment credit plan with no finance fees, known as the "Easy 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $1.5 million at June 30, 2001 compared to $2.5 million at December 31, 2000. The installment plan will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

We have a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association, providing a revolving line of credit up to $25.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 48% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate plus 1.25%. The revolving line of credit is collateralized by substantially all of the assets of the Company. Effective August 14, 2001, the revolving credit facility was amended to adjust the line of credit from $25.0 million to $20.0 million and to adjust the inventory advance rate from 48% to 45%.

All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax loss, monthly measurement of year-to-date earnings (loss), maximum monthly debt to book net worth ratio, maximum monthly days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. As of June 30, 2001, we were in compliance with all applicable covenants under the revolving line of credit agreement. As of June 30, 2001, we had borrowed $5.9 million against the revolving credit line compared to $5.2 million at December 31, 2000. Outstanding letters of credit were $2.7 million at June 30, 2001 compared to $1.9 million at December 31, 2000.

OPERATING ACTIVITIES. Cash flows used in operating activities for the six months ended June 30, 2001 were $0.1 million compared to $2.2 million for the same period last year. The decrease in cash flows used in operating activities was primarily the result of the reduction in the net loss for the quarter.

INVESTING ACTIVITIES. Cash flows used in investing activities during the six months ended June 30, 2001 were $0.1 million compared to $0.9 million during the same period last year.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the six months ended June 30, 2001 were $0.6 million compared to $3.1 million during the same period last year. The change in cash flows provided by financing activities during the first half of 2001 versus last year was due to a lower amount of advances required under the revolving line of credit.

We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund operations and future growth for the next twelve months.

                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in
Exhibit 99 "Risk Factors" to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not have any material, near-term, market rate risk.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of shareholders was held July 10, 2001, at which the following matters were submitted to a vote of shareholders:

        1.      Election of seven directors.

                  NOMINEE                               FOR                      AGAINST                    ABSTAIN
                  -------                               ---                      -------                    -------
             Gary Olen                               3,905,425                     200                        100
             Gregory R. Binkley                      3,905,425                     200                        100
             Charles B. Lingen                       3,905,425                     200                        100
             Vincent W. Shiel                        3,905,425                     200                        100
             Leonard M. Paletz                       3,905,425                     200                        100
             Mark F. Kroger                          3,905,425                     200                        100
             William T. Sena                         3,905,425                     200                        100

        2. Ratification of the engagement of Grant Thornton LLP as independent certified public accountants for the Company for 2001.

              FOR                            AGAINST                         ABSTAIN                     BROKER NON-VOTES
              ---                            -------                         -------                     ----------------
           3,905,705                            0                               20                              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits

                10.1 Fifth Amendment to Credit and Security Agreement between the Company and Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association, dated August 14, 2001.

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE SPORTSMAN'S GUIDE, INC.



Date:  August 15, 2001                 /s/ Charles B. Lingen
                                       -----------------------------------------
                                       Charles B. Lingen
                                       Executive Vice President of Finance
                                       and Administration/CFO