Form 10-Q
period 2001-09-30
SPORTSMANS GUIDE INC
filed 2001-11-14
CIK 791450

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2001 or


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.  For the transition period from
                                                               -----------------
         to       .
           -------

                           Commission File No. 015767


                           THE SPORTSMAN'S GUIDE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MINNESOTA                               41-1293081
      ----------------------------------        -----------------------------
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


    As of November 14, 2001, there were 4,748,810 shares of the registrant's Common Stock outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS

                            (In thousands of dollars)
                                   (unaudited)


                             ASSETS                                     September 30,     December 31,
                                                                             2001             2000
                                                                        -------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                              $   1,642         $   1,344
  Accounts receivable - net                                                  2,329             3,718
  Inventory                                                                 29,797            22,805
  Promotional material                                                       4,476             3,635
  Prepaid expenses                                                           1,171             1,522
  Income taxes receivable                                                       --               769
                                                                         ---------         ---------
      Total current assets                                                  39,415            33,793
PROPERTY AND EQUIPMENT - NET                                                 3,904             5,067
                                                                         ---------         ---------
      Total assets                                                       $  43,319         $  38,860
                                                                         =========         =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable - bank                                                    $   9,127             5,225
  Current maturities of long-term debt                                           5                30
  Accounts payable                                                          15,157            14,104
  Accrued expenses                                                           1,506             2,233
  Customer deposits and other liabilities                                    4,427             3,675
                                                                         ----------        ---------
      Total current liabilities                                             30,222            25,267
LONG-TERM LIABILITIES
  Long-term debt                                                                 5                 3
                                                                         ---------         ---------
      Total liabilities                                                     30,227            25,270

COMMITMENTS AND CONTINGENCIES                                                   --                --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares
    authorized; 4,748,810 shares issued and
    outstanding                                                                 47                47
  Additional paid-in capital                                                11,565            11,565
  Stock subscription receivable                                               (238)             (238)
  Retained earnings                                                          1,718             2,216
                                                                         ---------         ---------
      Total shareholders' equity                                            13,092            13,590
                                                                         ---------         ---------
      Total liabilities & shareholders' equity                           $  43,319         $  38,860
                                                                         =========         =========









            See accompanying condensed notes to financial statements

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   For the Three Months and Nine Months Ended
                           September 30, 2001 and 2000

                      (In thousands, except per share data)

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                -----------------------     ------------------------
                                                   2001          2000          2001           2000
                                                ---------     ---------     ---------      ---------
Sales                                           $  36,472     $  29,640     $ 107,199      $  95,930

Cost of sales                                      24,575        19,639        73,082         63,909
                                                ---------     ---------     ---------      ---------

   Gross profit                                    11,897        10,001        34,117         32,021

Selling, general and administrative
 expenses                                          11,888        10,677        34,260         34,617
                                                ---------     ---------     ---------      ---------

    Earnings (loss) from operations                     9          (676)         (143)        (2,596)

Interest expense                                     (135)         (427)         (283)        (1,253)
Miscellaneous income(expense), net                      2             5           (51)            22
                                                ---------     ---------     ----------     ---------

    Loss before income taxes                         (124)       (1,098)         (477)        (3,827)

Income tax expense (benefit)                           --          (406)           21         (1,337)
                                                ---------     ---------     ---------      ---------

    Net loss                                    $    (124)    $    (692)    $    (498)     $  (2,490)
                                                =========     =========     =========      =========

Net loss per share:
    Basic and Diluted                           $    (.03)    $    (.15)    $    (.10)     $    (.52)
                                                =========     =========     =========      =========

Weighted average common and common
 equivalent shares outstanding:
    Basic and Diluted                               4,749         4,749         4,749          4,749
                                                =========     =========     =========      =========











            See accompanying condensed notes to financial statements

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Nine Months Ended
                           September 30, 2001 and 2000

                            (In thousands of dollars)

                                                                       2001           2000
                                                                     --------       --------
Cash flows from operating activities:
  Net loss                                                           $   (498)      $ (2,490)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                       1,365          1,608
    Other                                                                  72            (13)
    Changes in assets and liabilities:
      Accounts receivable                                               1,389          2,968
      Inventory                                                        (6,992)         2,377
      Promotional material                                               (841)          (830)
      Prepaid expenses                                                    351         (2,282)
      Income taxes                                                        769             --
      Checks written in excess of bank balances                            --           (793)
      Accounts payable                                                  1,053         (2,704)
      Accrued expenses                                                   (727)          (596)
      Customer deposits and other liabilities                             752         (1,452)
                                                                     --------       --------
        Cash flows used in operating activities                        (3,307)        (4,207)

Cash flows from investing activities:
  Purchases of property and equipment                                    (308)        (1,144)
  Other                                                                    21             --
                                                                     --------       --------
        Cash flows used in investing activities                          (287)        (1,144)

Cash flows from financing activities:
  Net proceeds from revolving credit line                               3,902          5,373
  Payments on long-term debt                                              (10)           (25)
  Proceeds from exercise of stock options
   and warrants                                                            --              3
                                                                     --------       --------
        Cash flows provided by financing activities                     3,892          5,351
                                                                     --------       --------

Increase in cash and cash equivalents                                     298             --

Cash and cash equivalents at beginning of the period                    1,344             --
                                                                     --------       --------

Cash and cash equivalents at end of the period                       $  1,642       $     --
                                                                     ========       ========

Supplemental disclosure of cash flow information

Cash paid during the periods for:
      Interest                                                       $    366       $  1,222
      Income taxes                                                        176             71





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

         Amounts billed to customers for shipping and handling are recorded in revenues. Sales include shipping and handling revenues of $5.0 million and $4.2 million for the three months ended September 30, 2001 and 2000 and $15.0 million and $13.8 million for the nine months ended September 30, 2001 and 2000.

         The Company's fiscal quarter ends on the Sunday nearest September 30 for 2001 and 2000, but for clarity of presentation, all periods are described as if the three and nine month periods end September 30. Each fiscal third quarter of 2001 and 2000 consisted of thirteen weeks. The three fiscal quarters of 2001 and 2000 each consisted of thirty-nine weeks.

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

         For the three months and nine months ended September 30, 2001, no common share equivalents were included in the computation of diluted net loss per share. If the Company would have reported net income in the three months ended September 30, 2001, 8,758 common share equivalents would have been included in the computation of diluted net earnings per share. If the Company would have reported net income in the nine months ended September 30, 2001, 5,741 common share equivalents would have been included in the computation of diluted net earnings per share.

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

         Options and warrants to purchase 642,156 and 694,669 shares of common stock with a weighted average exercise price of $5.83 and $5.79 were outstanding during the three months ended September 30, 2001 and 2000, but were not included in the computation of diluted net earnings per share because their exercise price was higher than the average market price of the common shares during the period.

         Options and warrants to purchase 643,456 and 640,232 shares of common stock with a weighted average exercise price of $5.83 and $6.11 were outstanding during the nine months ended September 30, 2001 and 2000, but were not included in the computation of diluted net earnings per share because their exercise price was higher than the average market price of the common shares during the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

 Three months and nine months ended September 30, 2001 compared to three months and nine months ended September 30, 2000

 SALES. Sales for the three months and nine months ended September 30, 2001 of $36.5 million and $107.2 million were $6.9 million or 23.0% higher and $11.3 million or 11.7% higher than sales of $29.6 million and $95.9 million during the same periods last year. The increase in sales for the third quarter was primarily due to higher sales generated through the catalogs in spite of a planned reduction in our catalog circulation. The increase in sales for the nine months ended September 30, 2001 was primarily due to higher sales generated from both the catalogs and the Internet. Year over year, catalog circulation for the third quarter and the first nine months of 2001 was down approximately 14% and 22%, respectively, in accordance with our plans. As a result of these reductions in the catalog circulation as well as the implementation of several marketing and merchandising strategies, overall customer response rates improved significantly in the third quarter and the first nine months of 2001 over the previous year. In 2001, we implemented a more effective and profitable mail plan with the elimination of catalog mailings to unprofitable customer segments of the house customer file and combined the clothing footwear specialty catalogs with the monthly main catalogs to reduce saturation and produce a more cost effective mail plan. We also have created and mailed catalogs exclusively to our club members to increase overall sales and profitability. As of the end of the third quarter 2001, the buyer's club membership had increased to 215,500, up 62% over the 133,000 reported at December 31, 2000 and up 113% over the membership count one year ago.

 Sales generated through the Internet for the third quarter and the nine months ended September 30, 2001 were approximately 21% of total sales compared to 16% and 14%, respectively, during the same periods last year. We define sales generated through the Internet as sales that are derived from our web site, catalog orders processed online and online offers placed by telephone.

 Gross returns and allowances for the three months and nine months ended September 30, 2001 were $2.9 million or 7.4% of gross sales and $8.7 million or 7.5% of gross sales compared to $2.2 million or 6.8% of gross sales and $8.1 million or 7.7% of gross sales during the same periods last year.

 GROSS PROFIT. Gross profit for the three months and nine months ended September 30, 2001 was $11.9 million or 32.6% of sales and $34.1 million or 31.8% of sales compared to $10.0 million or 33.7% of sales and $32.0 million or 33.4% of sales during the same periods last year.

 The decrease in the gross profit percentage for the third quarter and the nine months ended September 30, 2001 was primarily due to our strategy to refocus on the product/value relationship which resulted in the reduction of retail prices selectively to stimulate improved customer response rates.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months and nine months ended September 30, 2001 were $11.9 million or 32.6% of sales and $34.3 million or 32.0% of sales compared to $10.7 million or 36.0% of sales and $34.6 million or 36.1% of sales for the same periods last year.

 Selling, general and administrative expenses, as a percentage of sales, for the third quarter and the nine months ended September 30, 2001 were lower compared to the same periods last year primarily due to a more effective mail plan and lower general and administrative expenses resulting from various marketing and organizational changes made in the latter part of 2000.

 Total catalog circulation during the third quarter and the first nine months of 2001 was 10.6 million and 31.5 million catalogs compared to 12.2 million and
 40.2 million catalogs during the same periods last year. We mailed nine catalog editions, including six specialty editions, during the three months ended September 30, 2001 compared to 12 editions, including nine specialty editions, during the same period last year. Year to date, we mailed 29 catalog editions, including 20 specialty editions compared to 31 editions, including 22 specialty editions, during the same period last year.

 Advertising expense for the third quarter and the first nine months of 2001 was $7.2 million or 19.7% of sales and $20.3 million or 18.9% of sales compared to $6.0 million or 20.1% of sales and $19.8 million or 20.7% of sales for the same periods last year. The decrease in advertising expense for the third quarter and the first nine months of 2001, as a percentage of sales, compared to the same periods last year was primarily due to improved customer response rates and higher sales generated through the Internet. Advertising expenses, in terms of dollars, for the third quarter and nine months ended September 30, 2001 were higher compared to the same periods last year primarily as a result of higher sales and higher costs of catalogs stemming largely from increased page counts and postal and paper rate increases offset somewhat by the planned reduction in catalog circulation.

 EARNINGS (LOSS) FROM OPERATIONS. Earnings from operations for the three months ended September 30, 2001 was $9,000 compared to a loss from operations of ($676,000) during the same period last year. Loss from operations for the nine months ended September 30, 2001 was ($143,000) compared to ($2.6) million for the same period last year.

 INTEREST EXPENSE. Interest expense for the three months and nine months ended September 30, 2001 was $135,000 and $283,000 compared to $427,000 and $1.3 million for the same periods last year. The decrease in interest expense for the quarter and year to date was due to lower average levels of bank borrowings primarily as a result of lower inventory levels.

 NET LOSS. Net loss for the three months and nine months ended September 30, 2001 was ($124,000) and ($498,000) compared to ($692,000) and ($2.5) million for the same periods last year.

                        SEASONALITY AND QUARTERLY RESULTS

 The majority of our sales historically occur during the second half of the year. The seasonal nature of our business is due to our focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. We expect this seasonality will continue in the future. In anticipation of increased sales activity during the fourth fiscal quarter, we incur significant additional expenses for hiring employees and building inventory levels.

 The following table sets forth certain unaudited financial information for each of the quarters shown.

                                                 First        Second           Third        Fourth
                                                Quarter       Quarter         Quarter      Quarter
                                                -------       -------         -------      -------
2001
  Sales                                         $38,931       $31,796         $36,472
  Gross profit                                   11,740        10,480          11,897
  Earnings (loss) from operations                   (14)         (138)              9
  Net loss                                         (167)         (207)           (124)
  Net loss per share                               (.04)         (.04)           (.03)

2000
  Sales                                         $35,946       $30,344         $29,640      $59,008
  Gross profit                                   11,591        10,429          10,001       19,446
  Earnings (loss) from operations                (1,031)         (889)           (676)         198
  Net loss                                         (922)         (876)           (692)        (699)
  Net loss per share                               (.19)         (.18)           (.15)        (.15)


                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $9.2 million as of September 30, 2001 compared to $8.5 million as of December 31, 2000, with current ratios of 1.30 to 1 and 1.34 to 1, respectively. The increase in working capital was primarily due to the increase in the inventory levels to support the fall catalogs. We purchase large quantities of manufacturers' closeouts and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our customers an installment credit plan with no finance fees, known as the "Easy 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. Effective with our November main catalog, the Easy 4-pay Plan will only be offered to our club members. We had installment receivables of approximately $1.5 million at September 30, 2001 compared to approximately $2.5 million at December 31, 2000. The installment plan will continue to require the allocation of working capital which we expect to fund from operations and availability under our revolving credit facility.

We have a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, f/k/a Norwest Bank Minnesota, National Association, providing a revolving line of credit up to $20.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate plus 1.25%. The revolving line of credit is collateralized by substantially all of the assets of the Company.

All borrowings are subject to various covenants. The most restrictive covenants include a limit on monthly pretax loss, monthly measurement of year-to-date earnings (loss), maximum monthly debt to book net worth ratio, maximum monthly days inventory levels (as defined) and maximum annual spending level for capital assets. The agreement also prohibits the payment of dividends to shareholders. As of September 30, 2001, we were in compliance with all applicable covenants under the revolving line of credit agreement. As of September 30, 2001, we had borrowed $9.1 million against the revolving credit line compared to $5.2 million at December 31, 2000. Outstanding letters of credit were $1.3 million at September 30, 2001 compared to $1.9 million at December 31, 2000.

OPERATING ACTIVITIES. Cash flows used in operating activities for the nine months ended September 30, 2001 were $3.3 million compared to $4.2 million for the same period last year. The decrease in cash flows used in operating activities was primarily the result of lower net losses for the first nine months of 2001.

INVESTING ACTIVITIES. Cash flows used in investing activities for the nine months ended September 30, 2001 were $287,000 compared to $1.1 million for the same period last year.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the nine months ended September 30, 2001 were $3.9 million compared to $5.4 million during the same period last year. The change in cash flows provided by financing activities during the nine months ended September 30, 2001 compared to the prior year was largely due to a lower amount of advances required under the revolving line of credit.

We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund operations and future growth for the next twelve months.

                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in
Exhibit 99 "Risk Factors" to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not have any material, near-term, market rate risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Sportsman's Guide, Inc. (the "Company") along with approximately 60 firearms wholesalers/distributors were named as defendants in a lawsuit filed by the National Association for the Advancement of Colored People ("NAACP") in May 2001 pending in the United States District Court for the Eastern District of New York (Case No. 99 CV 7037). The NAACP alleges the defendants' firearms distribution practices are resulting in a public nuisance and seeks $20 million to abate the alleged nuisance by modifying the defendants' distribution practices. The Company denies all allegations of misconduct and intends to vigorously defend the case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                None.


          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SPORTSMAN'S GUIDE, INC.


Date:  November 14, 2001               /s/ Charles B. Lingen
                                       -----------------------------------------
                                           Charles B. Lingen
                                           Executive Vice President of Finance
                                           and Administration/CFO