Form 10-K405
period 2001-12-31
SPORTSMANS GUIDE INC
filed 2002-03-01
CIK 791450

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 21, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $20,489,424 based on the last reported sale price of the Common Stock on such date on the NASDAQ SmallCap Market.

     As of February 21, 2002, there were 4,748,810 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders on April 25, 2002 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     We are a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. We market and sell our merchandise through two primary channels:

     - catalogs; and

     - e-commerce Web sites.

     Our catalogs as well as our Web sites offer high quality products at low prices. Our catalogs are advertised as The "Fun-to-Read" Catalog(R) and our primary Web site is advertised as the "Fun-to-Browse" Website(R). Our Web sites include www.sportsmansguide.com, our online retail store modeled on our print catalogs featuring e-commerce and content, and www.bargainoutfitters.com, our online liquidation outlet.

     Our business was started in 1970. We were incorporated under the laws of the State of Minnesota on March 23, 1977. Our principal executive offices are located at 411 Farwell Avenue, South St. Paul, Minnesota 55075 and our telephone number is (651) 451-3030.

INDUSTRY OVERVIEW

     THE OUTDOOR SPORTS INDUSTRY. Statistics from the National Sporting Goods Association ("NSGA") estimate the total annual outdoors market at $7.0 to $8.0 billion. In terms of sports, camping continues to be the leading individual category, followed by hiking and hunting, biking and fishing.

     NSGA findings show an increase in overall athletic and sport clothing sales of 4% in 2001. Athletic and sport footwear showed an increase of 4%, with trail running shoes reported as the most popular footwear and showing an increase in sales of 8%. Hunting boots were the most expensive item in the footwear market and continued with a strong increase of $169 million in sales for 2001, a 22.8% increase over the previous year. Discount stores and mail order catalogs received the largest percentage of units sold for hiking and hunting boots.

     THE CATALOG INDUSTRY. Catalog sales in 2001 continued to grow. Research conducted by the Direct Marketing Association ("DMA") in late 2001 revealed that catalog sales increased at more than twice the rate of overall retail growth. Overall catalog sales have been projected to total $128 billion in 2002 and increase to $160 billion by 2006.

     ONLINE SHOPPING INDUSTRY. Looking toward the future, continued robust growth in online shopping is expected. The Internet remains the fastest-growing direct marketing medium. The DMA expects Internet generated sales to reach $37.1 billion in 2001, up 32% from 2000 sales.

     According to a study conducted by Ernst & Young, virtually all consumers (98% in the U.S.) who have purchased items online say they plan to continue their online buying, with a majority indicating that they expect to somewhat or greatly increase their purchases in the next 12 months. Among consumers who have not yet shopped online, 63% expect to do so in the next 12 months.

     In the same study by Ernst and Young, approximately 77% of online shoppers worldwide reported an increase in online spending, and 25% reported purchasing apparel online during the past 12 months. Not only are more consumers beginning to spend more and shop in a wider range of categories, but 97% of shoppers intend to continue shopping online, and the majority expect to spend more and buy more products. This indicates that consumers are beginning to accept the electronic form of purchasing and the medium is expected to keep growing as consumers become more comfortable.

OUR CATALOGS

     We publish main, specialty and Buyer's Club editions of The Sportsman's Guide catalog. We mailed approximately 48 million catalogs to existing and prospective customers in 2001.

     FORMAT. Our catalogs are designed to be fun and entertaining. Every merchandise offering uses a highly promotional format that features various items at sale prices. Unique to us is our product description, or copy. The catalogs make creative and expansive use of art and copy to extensively describe products with humorous text, call-outs, photos and photo captions. Copy is written in the first person from Gary Olen to the reader. The catalogs are perceived by customers as having entertainment value and are advertised as The "Fun-to-Read" Catalog(R).

     TYPES AND PURPOSES. Main catalog editions are mailed eleven months of the year and offer selections of our best selling products in a variety of product categories. We also use our main catalog as our primary prospecting catalog to test new names and new products. Response data from main catalog mailings are used to create specialty catalogs. New customers continue to receive monthly main catalogs in addition to specialty catalogs featuring the product categories in which they have shown an interest through past purchases.

     Specialty catalogs contain wide selections of products from a single product category. We identify the product categories for our specialty catalogs based on demand generated for certain categories in our main catalogs. During 2001, we published 16 specialty catalogs targeting buyers of military surplus, camping equipment, shooting supplies, footwear and apparel, hunting equipment and holiday gifts. The specialty titles allow us to utilize a customized marketing plan for individual consumer groups thereby maximizing response rates and minimizing advertising costs as a percentage of sales. We believe that our specialty catalog titles have been an important component in our sales growth and have allowed us to expand our sales to existing customers and to broaden sales to new customers beyond our historical customer profile.

     The Buyer's Club Advantage(TM) catalogs offer a wide variety of product selections with sneak previews and exclusive deals for club members only. During 2001, we published nine Buyer's Club Advantage(TM) editions ranging from 24 to 48 pages per edition. We believe the club catalogs, as well as the growth in our club memberships, have been an important component of our sales and profitability growth in 2001.

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

OUR WEB SITES

     Our Web sites offer online shopping as well as online content-rich resources and information for the outdoor enthusiast. Our online retail stores generated over $36.0 million in sales in 2001 compared to $1.3 million in 1998. Product sales on the sites accounted for over 23% of our sales in the fourth quarter of 2001 compared to less than 1% for all of 1998. The GuideOutdoors NetworkTM includes the following Web sites:

     - SPORTSMANSGUIDE.COM, our online retail store and community/destination portal for the outdoor enthusiasts; and

     - BARGAINOUTFITTERS.COM, our online liquidation outlet.

     SPORTSMANSGUIDE.COM. Our sportsmansguide.com site is our online retail store which was launched in April 1998. We began posting our catalogs and full product offerings on the site in February 1999.

     Our sportsmansguide.com site is modeled on our print catalogs. The site translates the distinctive look and editorial voice of our print catalog onto the Internet, adding interactive functionality to make shopping an entertaining experience. The site is designed to be fun-to-browse and easy to use, enabling the ordering process to be completed with a minimum of customer effort. The site is advertised as The "Fun-to-Browse" Website(R). The site allows customers to order merchandise from print media, view current catalogs and request mailed catalog copies. E-mail addresses are collected through an optional program. E-mail broadcast messages, which include a variety of specialized product offerings, are delivered to 677,000 participants on a weekly basis.

     In April 2001, we merged the previous Web site, guideoutdoors.com, with the sportsmansguide.com Web site. In joining the two Web sites, we believe that we have built a stronger site which now includes the full-line product selection from Guide Outdoors together with the huge selection of discount priced name brand items from The Sportsman's Guide, all within a community environment. The sportsmansguide.com site has been expanded to offer full-line selections of camping, fishing, footwear, clothing, hunting, archery, marine, all-terrain vehicles, snowmobiles and hiking products at discount prices. The community content within the sportsmansguide.com provides a broad and deep selection of resources and information updated regularly covering all aspects of the outdoor experience. Within the community content, the Web pages include articles on hiking, hunting, fishing and camping experiences, DNR information, local and national weather forecasts, tips and hints on planning an upcoming outdoor event, photo galleries and maps. The site includes a link to our liquidation outlet site.

     BARGAINOUTFITTERS.COM. The bargainoutfitters.com site is our online liquidation outlet launched in November 1999. The site offers clothing and footwear products as well as home and domestics, tools, government surplus, automotive and electronic products that are deeply discounted, discontinued or overstocked.

MERCHANDISING

     Our products originally were limited to a small selection of merchandise targeted to the deer hunter. Our product offerings have gradually evolved to a broader range of merchandise intended to appeal to the value-oriented outdoorsman. We offer a changing mix of products.

     PRODUCTS. We offer a large selection of high value products at low prices. These products include clothing, footwear, hunting and shooting accessories, camping and outdoor recreation equipment, optics, electronics, personal accessory items and a diverse range of additional offerings. Within the sportsmansguide.com Web site, we are able to carry deeper and more diverse product lines and merchandise categories than we have traditionally offered through the catalog. In the last five years, we have aggressively pursued a strategy to provide manufacturers' close-outs of name brand shoes, boots, apparel and general merchandise, as well as government surplus from around the world and private label products through our direct import programs. Over time, our product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. The table below indicates our percentage of sales by product category for 2001:

         PRODUCT CATEGORY             % OF SALES
------------------------------------------------
Clothing and Accessories..........      22.4%
Footwear..........................      20.0%
Hunting and Shooting
  Accessories.....................      16.0%
Camping and Outdoor Recreation....       7.2%
Optics............................       7.1%

------------------------------------------------
         PRODUCT CATEGORY             % OF SALES
Novelty and Collectibles..........       3.6%
Domestics.........................       3.6%
Automotive........................       3.1%
Furniture.........................       2.7%
Other.............................      14.3%

     MERCHANDISE MIX. We historically offered a changing mix of in-line products. In-line products are those products regularly available from manufacturers. As a complement to our value pricing approach, in 1996 we began aggressively pursuing manufacturers' close-outs of name brand shoes, boots, clothing, watches and other merchandise, which we offer to our customers at savings of 25% to 60% from original retail prices. We also offer government surplus from around the world, providing customers a low-cost alternative for items such as wool coats and pants, shirts, gloves, underwear, blankets, boots, sleeping bags, jackets, backpacks, skis and snowshoes.

     Our merchandising strategy has been to shift our merchandise mix to a larger percentage of manufacturers' close-outs, government surplus, private label products and other higher margin product categories including apparel and footwear, and to minimize the number of lower price point items, while maintaining a broad selection of products. This strategy has added to our customer base value-oriented customers who may not otherwise be identified as pure outdoorsmen.

     SOURCING. Our buyers actively seek sources for products they believe will interest our targeted customers. We seek to maintain existing and develop new relationships with vendors to provide ongoing access to manufacturers' close-outs, government surplus, direct imports and other items. Buyers regularly attend trade shows, meet with vendors and make mass mailings and cold calls to locate high quality, low price, name brand merchandise as well as unusual or unique products. We frequently purchase large quantities of close-outs and other individual items on an opportunistic or when-available basis. The capability to purchase large quantities in a short time period makes us a unique and desirable outlet for manufacturers looking to sell overstocked or discontinued products.

     We purchase our merchandise from more than 1,000 suppliers and generally purchase all of our product needs for a particular item from one vendor. No single supplier accounted for more than 5% of our purchases during 2001, and we believe there are numerous sources for products in our merchandise categories.

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

     INVENTORY MANAGEMENT. Once merchandise has been selected, our inventory analysts are responsible for ordering all merchandise, determining the quantity and arrival date, managing inventory levels, assessing customer demand, adjusting estimates, canceling orders for slow-moving merchandise and reordering merchandise. Utilizing our information systems, buyers and inventory analysts monitor product sales on a daily basis and take responsive action. Slow-moving merchandise is actively promoted through Web sites, telemarketing, clearance sales or, when possible, is returned to the vendor.

     As part of our merchandise liquidation strategy, we maintain a retail outlet store at our primary warehouse and distribution facility in South St. Paul from which we sell discontinued, overstocked, returned and regular catalog merchandise. The retail store along with our bargainoutfitters.com Web site provide a liquidation outlet and serve to minimize inventory mark-downs.

     CATALOG AND WEB SITE CONTENT. The merchandise offered in our catalogs and Web sites is determined based on estimated consumer demand and product availability. Close-outs and government surplus merchandise purchased in large quantities are normally placed in our main catalogs as well as our online retail stores. If a supply of merchandise is limited, it is usually offered in a specialty catalog, a Buyer's Club Advantage(TM) catalog or is included in a multiple page insert in the main catalog mailed to a targeted customer segment or offered on our online retail stores. Product sales are analyzed item by item to identify trends and help plan future merchandise offerings.

MARKETING

     Our marketing programs are based on gathering, analyzing and organizing information on our customers. We believe that because we offer such a broad mix of merchandise, it is particularly important for us to fully understand our customers.

     CUSTOMER DATABASE. We maintain a proprietary customer database in which we store detailed information on each customer in our customer list, including demographic data and purchasing history. Our customer database contains over 4.9 million names, including over 1.0 million customers who have made purchases within the last 12 months and 677,000 participants who have provided their e-mail addresses. The customer database is updated regularly with information as new purchases are recorded.

     CUSTOMER SELECTION. We have developed our own customer selection models to segment our customer list according to many variables, allowing our marketing department to analyze each segment's buying patterns. We review the results of each of our catalog mailings and the results are used to further update the customer database to refine the frequency and selectivity of our catalog mailings in an effort to maximize response rates and profitability.

     LIST DEVELOPMENT. Our new customer acquisition program is designed to cost-effectively identify and capture new customers that fit our customer profile. New customers are acquired principally through the use of targeted mailings to individuals identified through mailing lists rented or exchanged from other catalog companies, retail subscription lists, and lists of names compiled from businesses whose customers have interests similar to those of our customers. We are generally entitled to make one mailing to each name obtained through a rented or exchanged mailing list. If the prospect responds, the name is added to our database and may be freely used by us in the future. Through the Internet, we have captured new customers as a result of the affiliate marketing programs implemented throughout 2000 and 2001. We also implemented successful sweepstakes marketing programs in 2000 and 2001 to convert our catalog customers to online purchasers and to increase the overall number of our e-mail addresses. We continue to pursue new sources of prospective customers, such as those who request catalogs through advertising, through our Web site or from customer referrals. New customers accounted for approximately 17% of our sales during 2001.

     Once new customers are acquired, our objective is to maximize the long-term profit potential from these customers. With ongoing refinements in our approach to merchandising and marketing, we have increased the frequency and quantity of mailings and e-mail broadcasts to the most profitable segments of our existing customer list. Analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary activity, are performed to assist in merchandising and customer targeting and to increase sales to existing customers. Existing customers accounted for approximately 83% of our sales during 2001.

     MARKETING PROGRAMS AND PROMOTIONAL FORMATS. We strive to develop promotional formats that will stimulate customer purchases from our catalogs and Web sites. Successful promotional formats include different catalog wraps, percent off coupons, dollar discounts on specific order size, and promotional tag lines such as "last chance" offers. Since our inception on the Internet, we have marketed our online retail store in our catalogs. In 2001, approximately 48 million catalog covers advertised our online retail store. This marketing channel has been the principal marketing mechanism to reach our online target audience.

     We employ a disciplined approach to our marketing activities. We test a sample of names before mailing to a new customer group, test price and shipping charge changes and test marketing programs and promotional formats before full-scale implementation to ensure customer acceptance and cost-effectiveness. The most significant, successful marketing program implemented by us has been the Buyer's Club.

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

     We have found through detailed reporting and analyses that the purchase activity, on average, of our Buyer's Club customer is two to three times greater than a non-club member. Consequently, we have developed new marketing promotions that have significantly increased the number of new club members. In November and December of 2000, with these new promotional programs in place, we more than doubled the number of new club members compared to the prior year to approximately 133,000 members. Throughout 2001, these same and improved promotional programs continued to be successful. At the end of 2001, we had more than 254,000 members in our Buyer's Club, a 91% increase compared to the end of 2000.

     Another successful marketing program implemented is our installment payment plan, known as the "Painless 4-Pay Plan," which is available to credit card customers with orders of $100 or more. Payments under the plan consist of 25% of the merchandise charges, plus 100% of any shipping charges and Buyer's Club fees, if applicable, at the time of shipment with three equal installments in 30 day increments, which are automatically charged to the customer's credit card. No interest or additional fees are charged to customers who elect the 4-Pay Plan. Effective in the fall of 2001, the 4-Pay plan is offered only to Buyer's Club members. In early 2002, the name of this installment payment program was changed to "Buyer's Club 4-Pay Plan".

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

OPERATIONS AND FULFILLMENT

     INBOUND CALLS. We maintain an in-house call center. Approximately 63% of customer orders are placed through our toll-free telephone lines which are staffed 24 hours per day, seven days a week, while 15% of orders are received by mail or facsimile and 22% of orders are received at our Web sites. Our telephone system consists of an expandable AT&T GR3 digital switch. We are currently using two DS3 circuits on separate paths for protection in the event of line damage or system failure at a central office location. Additional redundancy protection is provided by using Qwest SHARPS software that will automatically re-route the service path until repairs can be completed. Our system is running nine T-1 lines split across the two DS3 circuits with a maximum capacity of 48 T-1 circuits. Computer telephony integration software identifies the caller and, if known, accesses the customer's records simultaneously with answering the call. When fully staffed, our in-house call center has the capacity of handling up to 2,600 calls per hour on average.

     We also contract with outside call centers to handle calls on an as-needed basis. If calls become backlogged or in the event of telephone system failure, back-up systems and rerouting capabilities allow the outside call centers to handle inbound telephone orders. The outside call centers have access to inventory availability and allow us to maintain our call standards.

     ORDER ENTRY. Our telemarketing department is staffed with individuals who are familiar with the products offered in the catalogs and can offer assistance to customers on availability, color, size, and other information. Telemarketing sales representatives use a catalog sales system with pre-written merchandise descriptions and sales offers and are provided monetary incentives to sell additional merchandise to customers who order by phone. During 2001, add-on sales averaging $9 per order were made to approximately 31% of all inbound phone orders taken by our in-house call center.

     Processing of customer orders is coordinated and handled by our on-line order entry system. Telephone orders and Internet orders are entered directly into the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks including credit authorization, order picking, packing and shipment. During 2001, our on-line order processing system handled approximately 2.0 million orders.

     CREDIT AND PAYMENT TERMS. Customers can pay for orders by major credit card or check. Orders are shipped after credit card charges are approved or checks are received. Charges are not billed to customer credit cards until the orders are ready for shipment.

     PICKING AND PACKING. Through our fulfillment and delivery methods, we strive to be a low cost operator. We use an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. Packers are provided monetary incentives to ensure accuracy of orders, which has contributed to our distribution accuracy rate in excess of 99% during 2001. We are able to fulfill and ship in excess of 25,000 packages per day. We believe we have sufficient additional capacity available for the foreseeable future which can be utilized by adding more shifts and weekends.

     SHIPPING. Our processes allow next business day shipping on orders received by 6 p.m. CST for in-stock merchandise and same day shipping for orders taken by 11 a.m. CST via the Internet or per specific customer request. Virtually all of our merchandise is stocked at, and shipped from, our two warehouse and distribution facilities in South St. Paul and Mendota Heights, Minnesota, although a small percentage of merchandise is drop-shipped directly to the customer by specific vendors. We primarily utilize the U.S. Postal Service and, to a lesser extent, United Parcel Service for shipment of merchandise to customers. Ammunition is shipped primarily via United Parcel Service. We utilize a consolidating shipper for delivery of merchandise to the U.S. Postal Service. A shipping and handling fee is charged on each customer order based on the total dollar amount ordered. We expedite shipping for an additional fee.

     INVENTORY CONTROL. Our merchandise mix results in our maintaining a broad selection of products as well as large quantities of individual products. Consequently, inventory management is an important component of our operations. We employ a cycle count, or perpetual inventory, procedure utilizing R/F (radio frequency) technology which eliminates wall-to-wall physical counts and resulted in 99.9% inventory accuracy during 2001.

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

     Our main hardware platform is the IBM RISC 6000 series of computers with redundant components and a combination of Redundant Array of Independent Disks
(RAID) and mirrored disk technology to ensure optimal data protection.

     Our Web site servers were upgraded in 2000 in preparation for increased volume in 2001. The hardware platform utilizes a mix of Sun servers and NT servers with mirrored disk drives for data protection. A third party hosts and manages our two e-commerce web sites.

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

     - discount retailers such as Wal-Mart Stores, Inc.;

     - Web sites maintained by online retailers of footwear, clothing and outdoor gear; and

     - Internet portals and online service providers that feature shopping services, such as America Online, Inc., Yahoo! Inc. and MSN.

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

SERVICE MARKS

     Our service marks "The Sportsman's Guide", "Bargain Outfitters", "The 'Fun-to-Read' Catalog" and "The 'Fun-to Browse' Website" have been registered with the United States Patent and Trademark Office. "The Sportsman's Guide" mark has also been registered in Canada. We own United States registrations and applications covering other trademarks and service marks used in our business. A service mark is a word or symbol used to identify, distinguish and indicate the source of services.

EMPLOYEES

     As of December 31, 2001, we employed 650 associates, including full-time and part-time staff. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal offices are located at 411 Farwell Avenue, South Saint Paul, Minnesota 55075. We currently lease approximately 330,000 square feet (430,000 square feet effective December 2002) at this facility under a net lease expiring March 2009 and lease an additional distribution facility of approximately 202,000 square feet in Mendota Heights, Minnesota under a net lease expiring July 2003.

ITEM 3. LEGAL PROCEEDINGS

     The Sportsman's Guide, Inc. along with approximately 60 firearms wholesalers/distributors were named as defendants in a lawsuit filed by the National Association for the Advancement of Colored People ("NAACP") that is pending in the United States District Court for the Eastern District of New York (Case No. 99 CV 7037). The NAACP alleges the defendants' firearms distribution practices are resulting in a public nuisance and seeks $20 million to abate the alleged nuisance by modifying the defendants' distribution practices. We deny all allegations of misconduct and intend to vigorously defend the case.

     Other than the above case, we are not a party to any pending litigation other than litigation which is incidental to our business and which we believe is not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning our executive officers and key employees.

                   NAME                       AGE                         POSITION
                   ----                       ---                         --------
EXECUTIVE OFFICERS:
Gary Olen.................................     59    Chairman and Director
Gregory R. Binkley........................     53    President, Chief Executive Officer and Director
Charles B. Lingen.........................     57    Executive Vice President of Finance and
                                                     Administration, Chief Financial Officer,
                                                       Secretary/Treasurer and Director
John M. Casler............................     51    Executive Vice President of Merchandising,
                                                     Marketing and Creative Services
KEY EMPLOYEES:
Dale D. Monson............................     37    Vice President of Information Systems and
                                                     Technology and Chief Information Officer
Douglas E. Johnson........................     46    Vice President of Marketing

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock traded on the Nasdaq National Market under the symbol "SGDE" from February 5, 1998 through February 26, 2001. Our common stock was transferred to the Nasdaq SmallCap Market effective February 27, 2001.

     The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the Nasdaq National and SmallCap Markets.

                                                            HIGH    LOW
                                                            ----    ---
2000
First Quarter...........................................    5.00    2.16
Second Quarter..........................................    4.50    1.69
Third Quarter...........................................    2.13    1.13
Fourth Quarter..........................................    1.44    0.41
2001
First Quarter...........................................    1.31    0.69
Second Quarter..........................................    2.10    0.72
Third Quarter...........................................    2.60    1.86
Fourth Quarter..........................................    3.35    2.18

HOLDERS

     As of February 21, 2002, there were approximately 313 holders of record of our common stock.

DIVIDENDS

     We have not previously declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for use in our business in the foreseeable future. We are prohibited from paying and declaring cash dividends under the terms of our revolving credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial and operating data for the periods indicated. The Statement of Operations Data and Balance Sheet Data as of and for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our financial statements audited by Grant Thornton LLP, independent certified public accountants. The Selected Operating Data as of and for the periods indicated were derived or computed from our circulation or accounting records or the Statement of Operations Data identified above. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto.

                                                            YEARS ENDED DECEMBER 31,(1)
                                              --------------------------------------------------------
                                                2001        2000        1999        1998        1997
                                                ----        ----        ----        ----        ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Sales.....................................    $169,675    $154,938    $188,073    $165,383    $147,950
Cost of sales.............................     113,086     103,471     123,189     106,393      96,071
                                              --------    --------    --------    --------    --------
  Gross profit............................      56,589      51,467      64,884      58,990      51,879
Selling, general and administrative
  expenses................................      52,250      53,865      63,758      55,915      46,830
                                              --------    --------    --------    --------    --------
  Earnings (loss) from operations.........       4,339      (2,398)      1,126       3,075       5,049
Interest expense..........................        (552)     (1,673)     (1,109)       (883)     (1,266)
Miscellaneous income (expense), net.......         (34)        (53)          1         (30)         (4)
                                              --------    --------    --------    --------    --------
  Earnings (loss) before income taxes.....       3,753      (4,124)         18       2,162       3,779
Income tax expense (benefit)..............       1,000        (935)          6         746       1,304
                                              --------    --------    --------    --------    --------
  Net earnings (loss).....................    $  2,753    $ (3,189)   $     12    $  1,416    $  2,475
                                              ========    ========    ========    ========    ========
Net earnings (loss) per share(2):
  Basic...................................    $    .58    $   (.67)   $     --    $    .32    $   1.06
                                              ========    ========    ========    ========    ========
  Diluted.................................    $    .58    $   (.67)   $     --    $    .31    $    .85
                                              ========    ========    ========    ========    ========
Weighted average shares outstanding(2):
  Basic...................................       4,749       4,749       4,748       4,434       2,336
                                              ========    ========    ========    ========    ========
  Diluted.................................       4,759       4,749       4,818       4,616       2,919
                                              ========    ========    ========    ========    ========
SELECTED OPERATING DATA:
Catalog and retail outlet generated
  sales...................................    $133,476    $131,218    $173,615    $164,116    $147,950
Internet generated sales(3)...............      36,199      23,720      14,458       1,267          --
Gross profit as a percentage of sales.....        33.4%       33.2%       34.5%       35.7%       35.1%
Total catalogs mailed.....................      47,989      62,498      80,289      75,041      60,593
Total active customers(4).................       1,039       1,045       1,153       1,133       1,094
BALANCE SHEET DATA:
Working capital...........................    $ 12,957    $  8,526    $ 11,222    $ 12,444    $  2,658
Total assets..............................      42,088      38,860      53,258      43,665      37,214
Note payable -- bank......................          --       5,225      12,598       5,775       1,690
Subordinated notes payable................          --          --          --          --       3,414
Long-term liabilities excluding
  subordinated notes payable..............           5           3         210         485         609
Shareholders' equity......................      16,343      13,590      16,776      16,757       6,365

-------------------------
(1) Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 2001, 2000, 1999 and 1997 consisted of 52 weeks and 1998 consisted of 53 weeks.

(2) See Note A-9 in the notes to financial statements.

(3) "Internet generated sales" are defined as sales derived from our Web sites, catalog orders processed online and online offers placed by telephone.

(4) An "active customer" is defined as a customer who has purchased merchandise from us within 12 months preceding the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. We market and sell our merchandise through main, specialty and Buyer's Club catalogs and two e-commerce Web sites. Our catalogs as well as our Web sites offer high quality products at low prices. Our catalogs are advertised as The "Fun-to-Read" Catalog(R) and our primary Web site is advertised as the "Fun-to-Browse" Website(R). Our Web sites include www.sportsmansguide.com, our online retail store modeled on our print catalogs and www.bargainoutfitters.com, our online liquidation outlet.

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

     Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $36.0 million in sales in 2001 compared to $1.3 million in 1998. Product sales on the sites accounted for over 23% of our sales in the fourth quarter of 2001 compared to less than 1% for all of 1998.

     In the fall of 2000, we began to aggressively promote and sell the Buyer's Club membership program. In addition, unique catalogs (Buyer's Club Advantage(TM)) were developed and promoted to members only allowing us to maximize sales and profitability from our best customers.

     We believe that our value pricing, specialty catalog titles, the Internet and Buyer's Club memberships have been important to our growth in sales and profitability. Our sales have increased from $43 million in 1992 to approximately $170 million in 2001.

FISCAL YEAR

     Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 2001, 2000 and 1999 consisted of 52 weeks.

CRITICAL ACCOUNTING POLICIES

     Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment.

     Customers can purchase one year memberships in the Company's Buyer's Club for a $29.99 annual fee. The Company also offers two year memberships for $49.99. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members place orders and receive discounts. Any remaining deferred membership fees are recognized in income after the expiration of the membership.

     The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs. Catalog production and mailing costs are amortized over periods ranging from four to six months from the in-home date of the catalog with the majority of the costs amortized within the first month. The Company estimates the in-home date to be one week from the known mailing date of the catalog. The ongoing cost of developing and maintaining the customer list is charged to operations as incurred. All other advertising costs are expensed as incurred.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information from our Statements of Operations expressed as a percentage of sales:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                              2001        2000        1999
                                                              ----        ----        ----
Sales.......................................................  100.0%      100.0 %     100.0%
Cost of sales...............................................   66.6        66.8        65.5
                                                              -----       -----       -----
  Gross profit..............................................   33.4        33.2        34.5
Selling, general and administrative expenses................   30.8        34.8        33.9
                                                              -----       -----       -----
  Earnings (loss) from operations...........................    2.6        (1.6)        0.6
Interest and miscellaneous expense, net.....................    0.4         1.1         0.6
                                                              -----       -----       -----
  Earnings (loss) before income taxes.......................    2.2        (2.7)         --
Income tax expense (benefit)................................    0.6        (0.6)         --
                                                              -----       -----       -----
  Net earnings (loss).......................................    1.6%       (2.1)%        --%
                                                              =====       =====       =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     SALES. Sales for 2001 of $169.7 million were $14.8 million or 9.6% higher than sales of $154.9 million for 2000. The increase in sales was primarily due to higher sales generated from both the Internet and the catalogs. For 2001, sales generated through the catalogs increased over the prior year's sales level in spite of a planned reduction in our catalog circulation. Year over year, our catalog circulation was down approximately 23% in accordance with our plans. As a result of the reductions in catalog circulation as well as the implementation of several marketing and merchandising strategies, overall customer response rates improved significantly in 2001 over the previous year. In 2001, we implemented a more effective and profitable mail plan with the elimination of catalog mailings to unprofitable customer segments of the house customer file and combined the clothing footwear specialty catalogs with the monthly main catalogs to reduce saturation and produce a more cost effective mail plan. We also created and mailed catalogs exclusively to our Buyer's Club members to increase overall sales and profitability. As of December 31, 2001, our Buyer's Club membership had increased to 254,000, up 91% over the 133,000 reported as of December 31, 2000. Management believes sales for the fourth quarter of 2001 were up as a result of September 11, 2001, as these events may have influenced consumer shopping behavior to favor at-home shopping over retail stores or malls and stimulated sales of some military surplus merchandise.

     Sales generated through the Internet increased in 2001 to approximately 21% of sales compared to approximately 15% of sales in 2000. Sales generated through the Internet are defined as those that are derived from our Web sites, catalog orders processed online and online offers placed by telephone.

     Gross returns and allowances for 2001 were $13.9 million or 7.6% of gross sales compared to $12.6 million or 7.5% of gross sales in 2000.

     GROSS PROFIT. Gross profit for 2001 was $56.6 million or 33.4% of sales compared to $51.5 million or 33.2% of sales in 2000. The increase in gross profit as a percent of sales for the year was primarily due to stronger product margins in the fourth quarter largely from increased sales in higher margin product categories, especially in the gift related areas. A key strategy throughout 2001 was to refocus on the product/ value relationship which resulted in the reduction of retail prices selectively to stimulate improved customer response rates. This product/value strategy continued throughout the fourth quarter, but any reduction in product margins was offset by a change in the sales mix to higher margin product categories. In 2000, gross profit was negatively affected by costs associated with closing one of our retail outlet stores.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $52.2 million or 30.8% of sales during 2001 compared to $53.9 million or 34.8% of sales during 2000. The dollar decrease in selling, general and administrative expenses was primarily due to lower general and administrative expenses largely as a result of organizational changes made in late 2000 and lower retail outlet operating expenses due to the closing of one store in early 2001. Also, selling, general and administrative expenses for the year 2000 included costs related to executive and other associates' severance commitments and the write off of expenses related to an unsuccessful equity placement. Selling, general and administrative expenses, as a percentage of sales, for 2001 were lower compared to 2000 primarily due to a more effective mail plan, increased Internet sales and lower general and administrative expenses resulting from various marketing, merchandising and organizational changes made in the latter part of 2000.

     Total circulation was 48 million catalogs during 2001 compared to 62 million catalogs during 2000. The decrease in catalog circulation was due to the planned reduction in the number of specialty catalog editions and main catalog editions. During 2001, we mailed 36 catalog editions consisting of 11 main catalogs, nine Buyer's Club Advantage(TM) catalogs and 16 specialty catalogs compared to 40 catalog editions during 2000 consisting of 12 main catalogs, one Buyer's Club Advantage(TM) catalog and 27 specialty catalogs.

     Advertising expense for 2001 was $30.8 million or 18.1% of sales compared to $31.3 million or 20.2% of sales for 2000. The decrease in advertising expense, as a percentage of sales, for 2001 compared to 2000 was primarily due to improved customer response rates and higher sales generated through the Internet. Advertising expenses, in dollars, for 2001 were virtually flat when compared to the same period last year. The reduction in advertising expenses directly related to the decrease in catalog circulation was virtually offset by a higher cost of catalogs. The higher cost of catalogs for 2001 stemmed largely from increased page counts, the creation of more expensive Buyer's Club exclusive specialty editions and rate increases in our postage and paper.

     EARNINGS (LOSS) FROM OPERATIONS. Earnings from operations were $4.3 million or 2.6% of sales during 2001 compared to a loss of $(2.4) million during 2000. The increase in earnings was primarily due to a more effective mail plan yielding higher customer response rates and higher Internet sales.

     INTEREST EXPENSE. Interest expense for 2001 was $0.6 million compared to $1.7 million for the same period last year. The decrease in interest expense was largely due to lower average levels of bank borrowings primarily as a result of lower inventories and improved profitability.

     INCOME TAXES. Income tax expense for 2001 was $1.0 million compared to a tax benefit of $(0.9) million for 2000. The income tax benefit for 2000 represented recovery of federal taxes paid in 1999 and 1998. In 2001, the effective rate of 26.6% reflects a benefit from the reversal of a deferred tax asset allowance established in 2000.

     NET EARNINGS (LOSS). Net earnings for 2001 were $2.8 million compared to a net loss of $(3.2) million for 2000.

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

     At the end of the second quarter of 2000, we took additional actions to return to profitability. In addition to certain organizational changes, largely headcount reductions, various marketing and merchandising strategies were revamped or changed. Our strategy was changed to refocus on the product/value relationship (reducing retail prices selectively to stimulate improved customer response rates), to enhance the value proposition and increase the membership of our Buyer's Club (a very profitable customer segment) and to implement a more effective and profitable mail plan. The majority of these changes were implemented in the fourth quarter of 2000. While fourth quarter operations benefited somewhat from these changes to our marketing and merchandising strategies, the vast majority of benefits were realized in 2001. For the fourth quarter catalogs, we selectively reduced retail prices and, as a result of this action and seasonal winter weather conditions, customer response rates increased. Also in the fourth quarter of 2000, new marketing promotions were developed and implemented to significantly increase the number of members in our Buyer's Club. In November and December of 2000, with these new promotional programs in place, we more than doubled the number of new club members compared to the same period one year ago.

     Sales generated through the Internet increased in 2000 to approximately 15% of sales compared to approximately 7.7% of sales in 1999. Sales generated through the Internet are defined as those that are derived from our Web sites, catalog orders processed online and online offers placed by telephone. During 2000, we mailed 40 catalog editions consisting of 12 main catalogs, one Buyer's Club Advantage(TM) catalog and 27 specialty catalogs compared to 51 catalog editions during 1999 consisting of 12 main catalogs and 39 specialty catalogs.

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

     INTEREST EXPENSE. Interest expense for 2000 was $1.7 million compared to $1.1 million for the same period in 1999. The increase in interest expense was largely due to higher levels of borrowing from increased inventory levels at the beginning of and throughout 2000.

     INCOME TAXES. Income tax benefit for 2000 was $935,000 compared to tax expense of $6,000 for 1999. The effective tax rate was 22.7% in 2000 compared to 34.5% in 1999. The income tax benefit represented recovery of federal taxes paid in 1999 and 1998. The decrease in the effective rate was due to the establishment of a valuation allowance for deferred tax assets in 2000.

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

     The following table provides certain unaudited financial information for each of the quarters shown:

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                                        (IN THOUSANDS)
2001
Sales.....................................       $38,931          $31,796           $36,472          $62,476
Gross profit..............................        11,740           10,480            11,897           22,472
Earnings (loss) from operations...........           (14)            (138)                9            4,482
Net earnings (loss).......................          (167)            (207)             (124)           3,251
Net earnings (loss) per share.............          (.04)            (.04)             (.03)             .68
2000
Sales.....................................       $35,946          $30,344           $29,640          $59,008
Gross profit..............................        11,591           10,429            10,001           19,446
Earnings (loss) from operations...........        (1,031)            (889)             (676)             198
Net loss..................................          (922)            (876)             (692)            (699)
Net loss per share........................          (.19)            (.18)             (.15)            (.15)

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. We had working capital of $13.0 million as of December 31, 2001 compared to $8.5 million as of December 31, 2000, with current ratios of
1.5 to 1.0 and 1.3 to 1.0, respectively. The increase of $4.5 million was primarily due to the improved cash position resulting primarily from increased profitability.

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

     We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $2.1 million at December 31, 2001 compared to $2.5 million at December 31, 2000. The installment plan will continue to require the allocation of working capital which we expect to fund from operations and availability under our revolving credit facility.

     In December 1999, we entered into a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association providing a revolving line of credit up to $20.0 million, as amended, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving credit line is collateralized by substantially all of our assets.

     All borrowings are subject to various covenants. The most restrictive covenants include a limit on quarterly measurements of year-to-date earnings
(loss), minimum gross margin percentage, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets and prohibits the payment of dividends to shareholders. As of December 31, 2001, we were in compliance with all applicable covenants under the revolving line of credit agreement. As of December 31, 2001, we had no borrowings against the revolving credit line compared to $5.2 million at December 31, 2000. Outstanding letters of credit were $2.4 million at the end of 2001 compared to $1.9 million at the end of 2000.

     OPERATING ACTIVITIES. Cash flows provided by operating activities during 2001 were $13.0 million compared to $10.2 million in 2000. The increase in cash provided by operations was primarily the result of increased net earnings.

     Cash flows provided by operating activities during 2000 were $10.2 million compared to cash flows used in operating activities of $6.3 million in 1999. The increase in cash provided by operations was primarily the result of decreased inventory levels.

     INVESTING ACTIVITIES. Cash flows used in investing activities during 2001 were $0.5 million compared to $1.5 million in 2000. During 2001, we expended funds for computer equipment and software and machinery and equipment.

     Cash flows used in investing activities during 2000 were $1.5 million compared to $2.8 million in 1999. During 2000, we expended funds for software related primarily to the development of our Web sites, licenses for a data warehouse access tool, machinery and equipment and additional computer equipment.

     FINANCING ACTIVITIES. Cash flows used in financing activities during 2001 were $5.2 million compared to $7.4 million during 2000. Cash flows used in financing activities during 2001 were primarily comprised of payments to reduce outstanding borrowings under the revolving line of credit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and schedules are included herein:

                                                                PAGE
                                                                ----
Financial Statements:
  Report of Independent Certified Public Accountants........     20
  Balance Sheets as of December 31, 2001 and 2000...........     21
  Statements of Operations for the years ended December 31,
     2001, 2000 and 1999....................................     22
  Statements of Changes in Shareholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........     23
  Statements of Cash Flows for the years ended December 31,
     2001, 2000 and 1999....................................     24
  Notes to Financial Statements.............................     25
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for the
     years ended December 31, 2001, 2000 and 1999...........     34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
The Sportsman's Guide, Inc.

     We have audited the accompanying balance sheets of The Sportsman's Guide, Inc. as of December 31, 2001 and 2000 and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman's Guide, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the three years in the period ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                          Grant Thornton LLP

                                          /s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 7, 2002

                          THE SPORTSMAN'S GUIDE, INC.

                                 BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
                                                                       (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................      $ 8,592         $ 1,344
  Accounts receivable -- net................................        2,759           3,718
  Inventory.................................................       21,076          22,805
  Promotional material......................................        3,614           3,635
  Prepaid expenses..........................................          933           1,522
  Income taxes receivable...................................           --             769
  Deferred income taxes.....................................        1,482              --
                                                                  -------         -------
       Total current assets.................................       38,456          33,793
PROPERTY AND EQUIPMENT -- NET...............................        3,632           5,067
                                                                  -------         -------
       Total assets.........................................      $42,088         $38,860
                                                                  =======         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable -- bank......................................      $    --         $ 5,225
  Current maturities of long-term debt......................            5              30
  Accounts payable..........................................       15,201          14,104
  Accrued expenses..........................................        2,782           2,233
  Income taxes payable......................................        2,184              --
  Deferred revenue..........................................        2,993           1,768
  Returns reserve...........................................        1,402             681
  Customer deposits and other liabilities...................          932           1,226
                                                                  -------         -------
       Total current liabilities............................       25,499          25,267
LONG-TERM LIABILITIES
  Long-term debt............................................            5               3
  Deferred income taxes.....................................          241              --
                                                                  -------         -------
       Total liabilities....................................       25,745          25,270
COMMITMENTS AND CONTINGENCIES...............................           --              --
SHAREHOLDERS' EQUITY
  Common Stock -- $.01 par value; 36,800,000 shares
     authorized; 4,748,810 shares issued and outstanding....           47              47
  Additional paid-in capital................................       11,565          11,565
  Stock subscription receivable.............................         (238)           (238)
  Retained earnings.........................................        4,969           2,216
                                                                  -------         -------
       Total shareholders' equity...........................       16,343          13,590
                                                                  -------         -------
       Total liabilities and shareholders' equity...........      $42,088         $38,860
                                                                  =======         =======

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                            STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2001          2000          1999
                                                                   ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.......................................................     $169,675      $154,938      $188,073
Cost of sales...............................................      113,086       103,471       123,189
                                                                 --------      --------      --------
     Gross profit...........................................       56,589        51,467        64,884
Selling, general and administrative expenses................       52,250        53,865        63,758
                                                                 --------      --------      --------
     Earnings (loss) from operations........................        4,339        (2,398)        1,126
Interest expense............................................         (552)       (1,673)       (1,109)
Miscellaneous income (expense), net.........................          (34)          (53)            1
                                                                 --------      --------      --------
     Earnings (loss) before income taxes....................        3,753        (4,124)           18
Income tax expense (benefit)................................        1,000          (935)            6
                                                                 --------      --------      --------
     Net earnings (loss)....................................     $  2,753      $ (3,189)     $     12
                                                                 ========      ========      ========
Net earnings (loss) per share:
  Basic.....................................................     $    .58      $   (.67)     $     --
                                                                 ========      ========      ========
  Diluted...................................................     $    .58      $   (.67)     $     --
                                                                 ========      ========      ========
Weighted average common and common equivalent shares
  outstanding:
  Basic.....................................................        4,749         4,749         4,748
                                                                 ========      ========      ========
  Diluted...................................................        4,759         4,749         4,818
                                                                 ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                          COMMON STOCK      ADDITIONAL       STOCK                        TOTAL
                                        ----------------     PAID-IN      SUBSCRIPTION    RETAINED    SHAREHOLDERS'
                                        SHARES    AMOUNT     CAPITAL       RECEIVABLE     EARNINGS       EQUITY
                                        ------    ------    ----------    ------------    --------    -------------
                                                                      (IN THOUSANDS)
Balances at December 31, 1998.......    4,747      $47       $11,555         $(238)       $ 5,393        $16,757
  Exercise of stock options.........        1       --             7            --             --              7
  Net earnings......................       --       --            --            --             12             12
                                        -----      ---       -------         -----        -------        -------
Balances at December 31, 1999.......    4,748       47        11,562          (238)         5,405         16,776
  Exercise of stock options.........        1       --             3            --             --              3
  Net loss..........................       --       --            --            --         (3,189)        (3,189)
                                        -----      ---       -------         -----        -------        -------
Balances at December 31, 2000.......    4,749       47        11,565          (238)         2,216         13,590
  Net earnings......................       --       --            --            --          2,753          2,753
                                        -----      ---       -------         -----        -------        -------
Balances at December 31, 2001.......    4,749      $47       $11,565         $(238)       $ 4,969        $16,343
                                        =====      ===       =======         =====        =======        =======

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................    $ 2,753    $(3,189)   $    12
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      1,770      2,111      1,852
     Deferred income taxes..................................     (1,241)      (170)      (237)
     Other..................................................        200         66         10
     Changes in assets and liabilities:
       Accounts receivable..................................        959      1,179     (1,013)
       Inventory............................................      1,729     14,598     (9,548)
       Promotional material.................................         21        800       (467)
       Prepaid expenses.....................................        589       (763)        83
       Income taxes.........................................      2,953       (769)        15
       Checks written in excess of bank balances............         --     (2,425)     2,425
       Accounts payable.....................................      1,097     (1,964)        48
       Accrued expenses.....................................        549        424        253
       Customer deposits and other liabilities..............      1,652        333        300
                                                                -------    -------    -------
          Cash flows provided by (used in) operating
            activities......................................     13,031     10,231     (6,267)
Cash flows from investing activities:
  Purchases of property and equipment.......................       (563)    (1,508)    (2,841)
  Other.....................................................         15         16         --
                                                                -------    -------    -------
          Cash flows used in investing activities...........       (548)    (1,492)    (2,841)
Cash flows from financing activities:
  Net proceeds from (payments on) revolving credit line.....     (5,225)    (7,373)     6,823
  Payments on long-term debt................................        (10)       (25)       (25)
  Proceeds from exercise of stock options...................         --          3          7
                                                                -------    -------    -------
          Cash flows provided by (used in) financing
            activities......................................     (5,235)    (7,395)     6,805
Increase (decrease) in cash and cash equivalents............      7,248      1,344     (2,303)
Cash and cash equivalents at beginning of the year..........      1,344         --      2,303
                                                                -------    -------    -------
Cash and cash equivalents at end of the year................    $ 8,592    $ 1,344    $    --
                                                                =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the years for:
     Interest...............................................    $   476    $ 1,497    $ 1,052
     Income taxes...........................................    $   176    $    71    $   161

   The accompanying notes are an integral part of these financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. DESCRIPTION OF BUSINESS

     The Sportsman's Guide, Inc. (the "Company") is a company offering value priced outdoor and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear sold through both catalogs and Internet Web sites. The Company conducts its primary operations out of one office and two warehouse facilities and one retail outlet store in Minnesota, distributes its catalogs throughout the United States and operates two e-commerce Web sites. The Company operates in one business segment.

2. REVENUE RECOGNITION

     Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. The provision charged against sales was $10.2 million, $9.5 million and $11.6 million during the years ended December 31, 2001, 2000 and 1999. Reserves for returns, net of exchanges, of $1.4 million and $0.7 million were recorded in accrued expenses at December 31, 2001 and 2000.

     Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment. Sales include shipping and handling revenues of $23.4 million, $21.9 million and $25.6 million for the years ended December 31, 2001, 2000 and 1999.

     Customers can purchase one year memberships in the Company's Buyer's Club for a $29.99 annual fee. The Company also offers two year memberships for $49.99. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members place orders and receive discounts. Any remaining deferred membership fees are recognized in income after the expiration of the membership.

3. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents. The Company also considers credit card settlements in-transit as cash for reporting purposes.

     Excess cash at December 31, 2001 was invested in a money market fund.

4. ACCOUNTS RECEIVABLE

     Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing an installment payment plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $211,000 and $54,000 at December 31, 2001 and 2000.

5. INVENTORY

     Inventory consists of purchased finished merchandise available for sale and is recorded at the lower of cost or market with the first-in, first-out method used to determine cost.

6. PROMOTIONAL MATERIAL AND ADVERTISING COSTS

     The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs. Catalog production and mailing costs are amortized over periods ranging from four to six months from the in-home date of the catalog with the majority of the costs amortized within the first month. The Company estimates the in-home date to be one week from the known mailing date of the catalog. The

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ongoing cost of developing and maintaining the customer list is charged to operations as incurred. All other advertising costs are expensed as incurred.

7. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes external and incremental internal costs of developing computer software (including Internet software) for internal use that represent major enhancements and/or replacements of operating and management systems. Depreciation and amortization is computed using the straight-line method.

8. STOCK OPTIONS

     Stock options issued to employees are accounted for under the intrinsic value method. Proforma disclosures as if the fair value method were used are included in Note H.

9. NET EARNINGS (LOSS) PER SHARE

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

     For the year ended December 31, 2001, 10,042 common share equivalents were included in the computation of diluted net earnings per share.

     For the year ended December 31, 2000, no common share equivalents were included in the computation of diluted net loss per share. If the Company had reported net income in the year ended December 31, 2000, 12,457 common share equivalents would have been included in the computation of net earnings per share.

     For the year ended December 31, 1999, 70,395 common share equivalents were included in the computation of diluted net earnings per share.

     Options and warrants to purchase 683,549, 650,388 and 500,932 shares of common stock with a weighted average exercise price of $5.68, $6.01 and $6.72 were outstanding at December 31, 2001, 2000 and 1999, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the period.

10. FISCAL YEAR

     The Company's fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, all periods are described as if the year end is December 31. Fiscal years 2001, 2000 and 1999 consisted of 52 weeks.

11. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Due to their short-term nature, the carrying value of the Company's current financial assets and liabilities approximates their fair values. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

12. RECLASSIFICATIONS

     Certain 2000 amounts have been reclassified to conform to 2001 financial statement presentation.

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

14. RECENTLY RELEASED ACCOUNTING PRONOUNCEMENTS

     The FASB recently issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to address significant implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting method to account for long-lived assets to be disposed of. SFAS 144 supersedes SFAS 121, but carries over the recognition and measurement provisions in SFAS 121.

     SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not believe this pronouncement will have a material effect on its financial statements.

NOTE B -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,     ESTIMATED
                                                                 2001            2000        USEFUL LIVES
                                                             ------------    ------------    ------------
Machinery, equipment and furniture.......................       $5,330          $5,398        5-12 years
Leasehold improvements...................................        1,781           1,760        Lease life
Computer equipment and accessories.......................        2,303           2,017         3-5 years
Computer software........................................        4,588           4,597         3-5 years
                                                                ------          ------
                                                                14,002          13,772
Less accumulated depreciation and amortization...........       10,370           8,705
                                                                ------          ------
                                                                $3,632          $5,067
                                                                ======          ======

NOTE C -- REVOLVING CREDIT FACILITY

     In December 1999, the Company entered into a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association providing a revolving line of credit up to $20.0 million, as amended, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory, plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving credit line is collateralized by substantially all of the assets of the Company.

     All borrowings are subject to various covenants. The most restrictive covenants include a limit on quarterly measurements of year-to-date earnings
(loss), minimum gross margin percentage, maximum days inventory levels (as defined), maximum annual spending levels for capital assets and prohibits the payment of dividends to shareholders. As of December 31, 2001, the Company was in compliance with all applicable covenants under the revolving line of credit agreement.

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE C -- REVOLVING CREDIT FACILITY (CONTINUED)

     The following is a summary of the credit facility (in thousands):

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 2001        2000         1999
                                                                 ----        ----         ----
Borrowings at end of year...................................    $   --      $ 5,225      $12,598
Interest rate at end of year................................       6.0%         9.5%        8.25%
Maximum month-end borrowing during the year.................    $9,127      $18,679      $22,685
Average daily borrowing during the year.....................    $3,063      $15,132      $13,333
Weighted average interest rate during the year..............     14.38%*       9.96%        8.15%
Outstanding letters of credit at end of year................    $2,429      $ 1,868      $ 1,531

-------------------------
* Includes a charge of $170,000 to meet bank's minimum interest requirements. Exclusion of the foregoing results in a weighted average rate of 8.83%.

NOTE D -- LONG-TERM DEBT

     Long-term debt consists of a note payable to a government agency with no interest which is collateralized by machinery, equipment, furniture and fixtures. At December 31, 2001, future maturities of long-term debt are $5,000.

NOTE E -- INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                   2001       2000       1999
                                                                   ----       ----       ----
Current
  Federal...................................................      $2,111      $(946)     $238
  State.....................................................         130        181         5
                                                                  ------      -----      ----
                                                                   2,241       (765)      243
Deferred
  Federal...................................................      (1,241)      (170)     (237)
                                                                  ------      -----      ----
                                                                  $1,000      $(935)     $  6
                                                                  ======      =====      ====

     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to earnings (loss) before income taxes are as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                  --------------------------
                                                                  2001       2000       1999
                                                                  ----       ----       ----
U.S. federal statutory rate.................................      34.0%      (34.0)%    34.0%
State taxes.................................................        2.3        4.0        --
Change in valuation allowance...............................      (11.4)      10.4        --
Prior year overaccrual......................................        0.9       (2.4)       --
Other.......................................................        0.8       (0.7)      0.5
                                                                  -----      -----      ----
                                                                  26.6%      (22.7)%    34.5%
                                                                  =====      =====      ====

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE E -- INCOME TAXES (CONTINUED)

     The components of deferred taxes consist of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
Current deferred tax assets (liabilities):
  Inventory.................................................     $  673          $ 858
  Vacation accrual..........................................        174            169
  Returns reserve...........................................        485            232
  Promotional material......................................       (597)          (584)
  Prepaid expenses..........................................       (189)          (267)
  Severance agreements......................................         51            137
  Deferred revenue..........................................        694            167
  Other.....................................................        191            146
                                                                 ------          -----
                                                                  1,482            858
  Valuation allowance.......................................         --           (427)
                                                                 ------          -----
     Deferred tax asset.....................................      1,482            431
Long-term deferred tax assets (liabilities):
  Internally developed software.............................       (872)          (852)
  Depreciation..............................................        631            421
                                                                 ------          -----
     Deferred tax liability.................................       (241)          (431)
                                                                 ------          -----
     Net deferred tax liability.............................     $1,241          $  --
                                                                 ======          =====

     The valuation allowance increased by $427,000 during the year ended December 31, 2000 and decreased by $427,000 during the year ended December 31, 2001.

NOTE F -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company has several long-term operating leases related to building facilities, telecommunications and computer equipment, and long-distance telephone services with varying terms as long as eight years.

     At December 31, 2001, future minimum commitments under the above agreements are as follows for the years ended December 31, (in thousands):

2002........................................................    $ 3,050
2003........................................................      2,828
2004........................................................      2,099
2005........................................................      1,955
2006........................................................      1,903
Thereafter..................................................      4,283
                                                                -------
                                                                $16,118
                                                                =======

     In August 2001, the Company exercised an option to lease an additional 100,000 square feet at the Farwell Avenue location effective December 2002. The Company also exercised an option to renew its existing lease at the Farwell Avenue location for another five years.

     Rent expense was $2.6 million, $2.8 million and $2.8 million for the years ended December 31, 2001, 2000 and 1999.

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE F -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with three of its officers and its Chairman. The agreements contain various terms and conditions including a provision for the officers to receive up to three years of base salary upon the occurrence of certain events as defined in the agreement. The officers' agreements provide for automatic annual renewal unless two months' prior written notice is provided by the Company or the officer.

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

     The Sportsman's Guide, Inc. along with approximately 60 firearms wholesalers/distributors were named as defendants in a lawsuit filed by the National Association for the Advancement of Colored People ("NAACP") that is pending in the United States District Court for the Eastern District of New York (Case No. 99 CV 7037). The NAACP alleges the defendants' firearms distribution practices are resulting in a public nuisance and seeks $20 million to abate the alleged nuisance by modifying the defendants' distribution practices. The Company denies all allegations of misconduct and intends to vigorously defend the case.

     Other than the case discussed above, the Company is not a party to any pending legal proceedings other than litigation which is incidental to its business and which the Company believes will not have a material effect on its financial statements.

NOTE G -- RELATED PARTY TRANSACTIONS

     The Company purchased $0.6 million and $2.8 million of inventory during the years ended December 31, 2000 and 1999 from companies partially owned by a director of the Company. No such purchases were made in 2001.

     During 1998, the Company loaned $238,000 to an officer of the Company to be repaid over five years with interest at 5.69% per annum. In February 2001, the Company deferred for two years payment of the first installment due on the loan. At December 31, 2001, the outstanding loan balance was $291,000, including accrued interest.

NOTE H -- SHAREHOLDERS' EQUITY

     The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares.

STOCK OPTIONS

     The Company has a stock option plan (the "1991 Plan") which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 35,000 shares of common stock are reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. At December 31, 2001, 24,000 options were outstanding, of which 14,250 options were exercisable.

     The Company has a non-qualified stock option plan (the "1994 Plan") which provides for the issuance of options to purchase up to 100,000 shares of the Company's common stock to certain employees, contingent

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)

upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a ten year period from the date of grant. At December 31, 2001, a total of 34,876 options were outstanding, all of which were exercisable.

     The Company has an incentive stock option plan (the "1996 Plan") which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. At December 31, 2001, a total of 498,280 options were outstanding, of which 476,030 options were exercisable.

     The Company has an incentive stock option plan (the "1999 Plan") which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1999 Plan. Options issued under the 1999 Plan are exercisable over a ten year period from the date of grant. At December 31, 2001, a total of 250,000 options were outstanding, none of which were exercisable.

     The following applies to options that are outstanding at December 31, 2001:

                                                                             WEIGHTED                   WEIGHTED
                                                         WEIGHTED AVERAGE    AVERAGE                    AVERAGE
                                            NUMBER          REMAINING        EXERCISE      NUMBER       EXERCISE
       RANGE OF EXERCISE PRICES           OUTSTANDING    CONTRACTUAL LIFE     PRICE      EXERCISABLE     PRICE
       ------------------------           -----------    ----------------    --------    -----------    --------
$0.94 -- $1.41........................       15,000          8 years          $0.94          7,500       $0.94
$2.50 -- $3.70........................      344,180          8 years          $2.85         94,180       $2.57
$3.94 -- $5.88........................      177,026          4 years          $4.83        172,026       $4.85
$6.50 -- $8.70........................      270,950          6 years          $6.65        251,450       $6.66
                                            -------                                        -------
                                            807,156                                        525,156
                                            =======                                        =======

     Exercise prices for all options granted were equal to or higher than the fair value of the Company's common stock on the respective grant dates and, therefore, no compensation expense has been recorded by the Company. A summary of the stock option transactions during the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                 2001                   2000                   1999
                                          -------------------    -------------------    -------------------
                                                     WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE
                                                     EXERCISE               EXERCISE               EXERCISE
                                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                          ------     --------    ------     --------    ------     --------
Outstanding at beginning of year......    580,856     $5.24      617,069     $5.34      502,219     $5.11
  Granted.............................    250,000      2.95       25,000      2.14      119,600      6.33
  Exercised...........................         --        --       (1,000)     2.50       (1,250)     5.88
  Canceled............................     (5,275)     6.40      (23,200)     5.48       (2,725)     5.63
  Expired.............................    (18,425)     5.34      (37,013)     4.71         (775)     5.91
                                          -------     -----      -------     -----      -------     -----
Outstanding at end of year............    807,156     $4.52      580,856     $5.24      617,069     $5.34
                                          =======     =====      =======     =====      =======     =====
Options exercisable at end of year....    525,156     $5.25      456,456     $5.10      370,482     $4.86
                                          =======     =====      =======     =====      =======     =====
Weighted average fair value of options
  granted during the year.............                $2.66                  $1.88                  $3.27

     The Company's pro forma net earnings (loss) and net earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 had the fair value based method of accounting for the issuance of stock

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)

options been used are set forth below. These effects may not be representative of the future effects of applying this method.

                                                                         YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                    2001           2000           1999
                                                                    ----           ----           ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings (loss)........................    As reported....     $2,753         $(3,189)        $  12
                                               Pro forma......      2,500          (3,473)         (314)
Net earnings (loss) per common and common
  equivalent share
     Basic.................................    As reported....     $  .58         $  (.67)        $  --
                                               Pro forma......        .57            (.73)         (.07)
     Diluted...............................    As reported....     $  .58         $  (.67)        $  --
                                               Pro forma......        .57            (.73)         (.07)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 95 percent in 2001, 87 percent in 2000, and 25 percent in 1999; risk-free interest rate of 5.5 percent in 2001, 6.15 percent in 2000, and 6.0 percent in 1999; and expected life of 10 years for all years presented.

WARRANTS

     In connection with a public offering of common stock in 1998, warrants to purchase 100,000 shares of common stock at $8.45 per share were issued. The warrants are exercisable immediately and expire February 2003. At December 31, 2001, 100,000 warrants were outstanding, all of which were exercisable.

NOTE I--ADVERTISING EXPENSE

     Selling, general and administrative expenses include advertising expenses of $30.8 million, $31.3 million and $38.2 million for the years ended December 31, 2001, 2000 and 1999.

NOTE J--INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following table provides certain unaudited financial information for each of the quarters shown:

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                                        (IN THOUSANDS)
2001
Sales.....................................       $38,931          $31,796           $36,472          $62,476
Gross profit..............................        11,740           10,480            11,897           22,472
Earnings (loss) from operations...........           (14)            (138)                9            4,482
Net earnings (loss).......................          (167)            (207)             (124)           3,251
Net earnings (loss) per share.............          (.04)            (.04)             (.03)             .68
2000
Sales.....................................       $35,946          $30,344           $29,640          $59,008
Gross profit..............................        11,591           10,429            10,001           19,446
Earnings (loss) from operations...........        (1,031)            (889)             (676)             198
Net loss..................................          (922)            (876)             (692)            (699)
Net loss per share........................          (.19)            (.18)             (.15)            (.15)

                          THE SPORTSMAN'S GUIDE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE J--INTERIM FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

     During the fourth quarter of 2001, the Company recorded an income tax benefit of $427,000 related to the reversal of a previously established deferred tax asset valuation allowance.

     During the fourth quarter of 2000, the Company recorded expenses of $1.7 million primarily related to executive and other associates' severance commitments, the closing of a retail outlet and the write-off of expenses related to an unsuccessful equity placement.

                          THE SPORTSMAN'S GUIDE, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

         COLUMN A                 COLUMN B                   COLUMN C                     COLUMN D          COLUMN E
---------------------------      ----------      ---------------------------------      ------------      -------------
                                                             ADDITIONS
                                                 ---------------------------------
                                                     (1)                (2)
                                 BALANCE AT      CHARGED TO:        CHARGED TO:
                                 BEGINNING        COSTS AND       OTHER ACCOUNTS--      DEDUCTIONS--       BALANCE AT
        DESCRIPTION              OF PERIOD        EXPENSES            DESCRIBE           DESCRIBE*        END OF PERIOD
---------------------------      ----------      -----------      ----------------      ------------      -------------
                                                               (IN THOUSANDS OF DOLLARS)
RETURNS RESERVE
  December 31, 2001........        $  681          $10,173               $--              $ 9,452            $1,402
  December 31, 2000........         1,180            9,528               --                10,027               681
  December 31, 1999........         1,168           11,614               --                11,602             1,180

-------------------------
* Represents actual returns from customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our Annual Meeting of Shareholders on April 25, 2002 and is incorporated herein by reference, except for certain information concerning our executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth under "Executive Compensation" in the Proxy Statement for our Annual Meeting of Shareholders on April 25, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our Annual Meeting of Shareholders on April 25, 2002 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth under "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for our Annual Meeting of Shareholders on April 25, 2002 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS

        The following financial statements of the Company are included herein at
     Item 8.

           Report of Independent Certified Public Accountants

           Balance Sheets as of December 31, 2001 and 2000

           Statements of Operations for the years ended December 31, 2001, 2000 and 1999

           Statements of Changes in Shareholders' Equity for the years ended
             December 31, 2001, 2000 and 1999

           Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

           Notes to Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule of the Company is included herein at Item 8.

           Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

         3. EXHIBITS

        See Exhibit Index at page 37 of this report.

     (B) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SPORTSMAN'S GUIDE, INC.

                                          By    /s/ GREGORY R. BINKLEY
                                          --------------------------------------
                                                    Gregory R. Binkley
Date: February 28, 2002                   President and Chief Executive Officer

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

            /s/ CHARLES B. LINGEN                Executive Vice President of
---------------------------------------------      Finance and Administration,
              Charles B. Lingen                    Chief Financial Officer,              February 28, 2002
                                                   Secretary/Treasurer and
                                                   Director (principal financial
                                                   and accounting officer)

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

              VINCENT W. SHIEL*                  Director
---------------------------------------------
              Vincent W. Shiel

               MARK F. KROGER*                   Director
---------------------------------------------
               Mark F. Kroger

             LEONARD M. PALETZ*                  Director
---------------------------------------------
              Leonard M. Paletz

              WILLIAM T. SENA*                   Director
---------------------------------------------
               William T. Sena

              TODD D. PETERSON*                  Director
---------------------------------------------
              Todd D. Peterson

         *By /s/ GREGORY R. BINKLEY
     ---------------------------------------
             Gregory R. Binkley,
              Attorney-In-Fact

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
   3.1     Restated Articles of Incorporation as restated through March
           5, 1997 (incorporated by reference to Exhibit 3.1 to Form
           10-K for the year ended December 27, 1996, File No. 0-15767)
   3.2     Bylaws (incorporated by reference to Exhibit 3.2 to Form
           S-18 Registration Statement No. 33-4496C filed April 1,
           1986)
   4.1     Specimen of the Company's Common Stock certificate
           (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May
           8, 1986)
   4.2     Rights Agreement dated as of May 11, 1999 between the
           Company and Norwest Bank Minnesota, N.A., as Rights Agent
           (incorporated by reference to Exhibit 4.1 to Form 8-K dated
           May 11, 1999)
   4.3     Form of Promissory Note dated December 27, 1999 issued by
           the Company (incorporated by reference to Exhibit 4.3 to
           Form 10-K for the year ended December 31, 1999)
  10.1     Letter of agreement between Vincent W. Shiel and the Company dated September 8, 1989 (incorporated by reference to
           Exhibit 19.1 to Form 10-Q for the quarter ended September
           29, 1989)
  10.2*    Consulting Agreement dated January 11, 1990 between the
           Company and Outdoor Consulting, Inc. (incorporated by
           reference to Exhibit 10.16 to Form 10-K for the year ended
           December 29, 1989)
  10.3*    The Company's 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year
           ended December 27, 1991)
  10.4*    Agreement between the Company and Gary Olen dated July 1,
           1992 granting the use of Mr. Olen's name, picture and
           likeness (incorporated by reference to Exhibit 10.19 to Form
           10-K for the year ended December 31, 1993)
  10.5     Industrial Real Estate Lease between the Company and CB
           Commercial Real Estate Group, Inc. dated April 22, 1993
           (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)
  10.6     Amendment to Industrial Real Estate Lease between the
           Company and American Real Estate Holdings, L.P. dated
           February 23, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998)
  10.7     Industrial Real Estate Lease between the Company and AMB
           Property, L.P. as amended May 24, 1999 (incorporated by
           reference to Exhibit 10.1 to Form 10-Q for the quarter ended
           July 4, 1999)
  10.8     Credit and Security Agreement between the Company and
           Norwest Bank Minnesota, National Association dated December
           27, 1999 (incorporated by reference to Exhibit 10.8 to Form
           10-K for the year ended December 31, 1999)
  10.9     First Amendment to Credit and Security Agreement between the
           Company and Norwest Bank Minnesota, National Association
           (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000)
 10.10     Second Amendment to Credit and Security Agreement between
           the Company and Wells Fargo Bank Minnesota, National
           Association, f/k/a Norwest Bank Minnesota, National
           Association dated August 2, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30,
           2000)

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
 10.11     Third Amendment to Credit and Security Agreement between the
           Company and Wells Fargo Bank Minnesota, National
           Association, f/k/a Norwest Bank Minnesota, National
           Association dated March 7, 2001 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December
           31, 2000)
 10.12     Fourth Amendment to Credit and Security Agreement between
           the Company and Wells Fargo Bank Minnesota, National
           Association, f/k/a/ Norwest Bank Minnesota, National
           Association dated April 17, 2001 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31,
           2001)
 10.13     Fifth Amendment to Credit and Security Agreement between the
           Company and Wells Fargo Bank Minnesota, National
           Association, f/k/a/ Norwest Bank Minnesota, National
           Association dated August 14, 2001 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30,
           2001)
 10.14*    Form of Stock Option Agreement pursuant to the Company's
           1994 Non-Qualified Performance Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended
           December 27, 1996)
 10.15*    The Company's 1996 Stock Option Plan (incorporated by
           reference to Exhibit 10.17 to Form 10-K for the year ended
           December 27, 1996)
 10.16*    Form of Employment Agreement with members of senior
           management (incorporated by reference to Exhibit 10.10 to
           Amendment No. 1 to Form S-2 Registration Statement No.
           333-31111 filed January 2, 1998)
 10.17*    Employment Agreement between the Company and Gary Olen dated
           July 1, 2000 (incorporated by reference to Exhibit 10.1 to
           Form 10-Q for the quarter ended September 30, 2000)
 10.18*    Description of 1997 Senior Management Stock Option Plan
           (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 28, 1997)
 10.19     Replacement Promissory Note from Gary Olen to the Company
           dated February 11, 2001 (incorporated by reference to
           Exhibit 10.17 to Form 10-K for the year ended December 31,
           2000
 10.20     Stock Pledge Agreement between Gary Olen and the Company
           dated February 11, 1998 (incorporated by reference to
           Exhibit 10.11 to Form 10-K for the year ended December 28,
           1997)
 10.21*    Consulting Agreement between the Company and William T. Sena dated April 1, 1998 (incorporated by reference to Exhibit
           10.15 to Form 10-K for the year ended January 3, 1999)
 10.22*    The Company's 1999 Stock Option Plan (incorporated by
           reference to Exhibit 10.16 to Form 10-K for the year ended
           December 31, 1999)
  21.1     Subsidiaries of the Company
  23.1     Consent of Grant Thornton LLP
  24.1     Powers of Attorney of each person whose name is signed to
           this report pursuant to a power of attorney
    99     Risk Factors

     Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.