Form 10-Q
period 2002-03-31
SPORTSMANS GUIDE INC
filed 2002-05-14
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----  EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2002 or

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

As of May 13, 2002, there were 4,752,810 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                            (In thousands of dollars)


                                                                                         March 31,        December  31,
                                                                                            2002               2001
                                                                                            ----               ----
                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                           $        4,151      $        8,592
  Accounts receivable - net                                                                    1,729               2,759
  Inventory                                                                                   21,900              21,076
  Promotional material                                                                         3,589               3,614
  Prepaid expenses                                                                               978                 933
  Deferred income taxes                                                                        1,345               1,482
                                                                                      -----------------   ----------------
      Total current assets                                                                    33,692              38,456
PROPERTY AND EQUIPMENT - NET                                                                   3,425               3,632
                                                                                      -----------------   ----------------
      Total assets                                                                    $       37,117      $       42,088
                                                                                      =================   ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                    $       11,793     $        15,201
  Accrued expenses                                                                             1,744               2,782
  Income taxes payable                                                                           381               2,184
  Deferred revenue                                                                             3,137               2,993
  Returns reserve                                                                              1,217               1,402
  Customer deposits and other liabilities                                                      1,505                 942
                                                                                      -----------------   ----------------
      Total current liabilities                                                               19,777              25,504
LONG-TERM LIABILITIES
  Deferred income taxes                                                                          207                 241
                                                                                      -----------------   ----------------
      Total liabilities                                                                       19,984              25,745

COMMITMENTS AND CONTINGENCIES                                                                     --                  --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares
    authorized; 4,750,810 shares issued and
    outstanding at March 31, 2002 and 4,748,810 shares
    issued and outstanding at December 31, 2001                                                    47                 47
  Additional paid-in capital                                                                   11,571             11,565
  Stock subscription receivable                                                                  (238)              (238)
  Retained earnings                                                                             5,753              4,969
                                                                                      -----------------   ----------------
      Total shareholders' equity                                                               17,133             16,343
                                                                                      -----------------   ----------------
      Total liabilities and shareholders' equity                                      $        37,117      $      42,088
                                                                                      =================   ================



            See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                           For the Three Months Ended
                             March 31, 2002 and 2001
                      (In thousands, except per share data)


                                                                                       2002                 2001
                                                                                       ----                 ----
Sales                                                                            $       41,631        $       38,931

Cost of sales                                                                            28,162                27,191
                                                                                 ----------------      ----------------

    Gross profit                                                                         13,469                11,740

Selling, general and administrative expenses                                             12,253                11,754
                                                                                 ----------------      ----------------

    Earnings (loss) from operations                                                       1,216                   (14)

Interest expense                                                                            (18)                  (68)
Miscellaneous income (expense), net                                                          47                   (64)
                                                                                 ----------------      ----------------

    Earnings (loss) before income taxes                                                   1,245                  (146)

Income tax expense                                                                          461                    21
                                                                                 ----------------      ----------------

    Net earnings (loss)                                                          $          784        $         (167)
                                                                                 ================      ================

Net earnings (loss) per share:
    Basic                                                                        $          .17        $         (.04)
                                                                                 ================      ================
    Diluted                                                                      $          .16        $         (.04)
                                                                                 ================      ================

Weighted average common and common equivalent shares outstanding:

    Basic                                                                                 4,749                 4,749
                                                                                 ================      ================
    Diluted                                                                               4,885                 4,749
                                                                                 ================      ================



            See accompanying condensed notes to financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           For the Three Months Ended
                             March 31, 2002 and 2001
                            (In thousands of dollars)

                                                                                      2002                 2001
                                                                                      ----                 ----
Cash flows from operating activities:
  Net earnings (loss)                                                              $      784         $     (167)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                         387                480
    Other                                                                                 103                 69
    Changes in assets and liabilities:
      Accounts receivable                                                               1,030                971
      Inventory                                                                          (824)             3,523
      Promotional material                                                                 25               (307)
      Prepaid expenses                                                                    (45)               259
      Checks written in excess of bank balances                                            --              2,384
      Accounts payable                                                                 (3,408)            (4,036)
      Accrued expenses                                                                 (1,038)              (589)
      Income taxes                                                                     (1,803)              (147)
      Customer deposits and other liabilities                                             522               (422)
                                                                                 ----------------      -------------
        Cash flows provided by (used in) operating activities                          (4,267)             2,018

Cash flows from investing activities:
  Purchases of property and equipment                                                    (180)              (130)
  Other                                                                                    --                 21
                                                                                 ----------------      -------------
        Cash flows used in investing activities                                          (180)              (109)

Cash flows from financing activities:
  Net payments on revolving credit line                                                    --             (3,253)
  Proceeds from exercise of stock options                                                   6                 --
                                                                                 ----------------      -------------
        Cash flows provided by (used in) financing activities                               6             (3,253)
                                                                                 ----------------      -------------

Decrease in cash and cash equivalents                                                  (4,441)            (1,344)

Cash and cash equivalents at beginning of the quarter                                   8,592              1,344
                                                                                 ----------------      -------------

Cash and cash equivalents at end of the quarter                                  $      4,151          $      --
                                                                                 ================      =============

Supplemental disclosure of cash flow information

Cash paid during the quarters for:
      Interest                                                                   $         74          $     209
      Income taxes                                                                      2,161                176




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

         Amounts billed to customers for shipping and handling are recorded in sales. Sales include shipping and handling revenues of $5.6 million and $5.5 million for the quarters ended March 31, 2002 and 2001.

         In preparing the Company's financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

         The Company's fiscal quarter ends on the Sunday nearest March 31 for 2002 and 2001, but for clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2002 and 2001 each consisted of 13 weeks.

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

         For the quarter ended March 31, 2002, 136,167 common share equivalents were included in the computation of diluted net earnings per share.

         For the quarter ended March 31, 2001, no common share equivalents were included in the computation of diluted net loss per share. If the Company had reported net income for the quarter ended March 31, 2001, 1,818 common share equivalents would have been included in the computation of diluted net earnings per share.

         Options and warrants to purchase 450,776 and 646,056 shares of common stock with a weighted average exercise price of $6.90 and $5.83 were outstanding during the quarters ended March 31, 2002 and 2001, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the period.

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

Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $36.0 million in sales in 2001 compared to $1.3 million in 1998. Product sales on the sites accounted for approximately 27% of our sales in the first quarter of 2002 compared to less than 1% for all of 1998.

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

                          CRITICAL ACCOUNTING POLICIES

Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. Amounts billed to customers for shipping and handling are recorded in sales at the time of shipment.

Customers can purchase one year memberships in our Buyer's Club for a $29.99 annual fee. We also offer two year memberships for $49.99. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members place orders and receive discounts. Any remaining deferred membership fees are recognized in income after the expiration of the membership.

The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs. Catalog production and mailing costs are amortized over periods ranging from four to six months from the in-home date of the catalog with the majority of the costs amortized within the first month. We estimate the in-home date to be one week from the known mailing date of the catalog. The ongoing cost of developing and maintaining the customer list is charged to operations as incurred. All other advertising costs are expensed as incurred.

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information from our Statements of Operations expressed as a percentage of sales:

                                                                          Quarters Ended March 31,
                                                                           2002             2001
                                                                           ----             ----
           Sales .......................................................   100.0%           100.0%
           Cost of sales ...............................................    67.6             69.8
                                                                           -----            -----
               Gross profit ............................................    32.4             30.2
           Selling, general and administrative expenses ................    29.4             30.2
                                                                           -----            -----
               Earnings (loss) from operations .........................     3.0               --
           Interest and miscellaneous expense, net .....................      --             (0.4)
                                                                           -----            -----
               Earnings (loss) before income taxes .....................     3.0             (0.4)
           Income tax expense ..........................................     1.1               --
                                                                           -----            -----
               Net earnings (loss) .....................................     1.9%           (0.4)%
                                                                           =====            =====


Quarter ended March 31, 2002 compared to quarter ended March 31, 2001

SALES. Sales for the quarter ended March 31, 2002 of $41.6 million were $2.7 million or approximately 7% higher than sales of $38.9 million during the same period last year. The increase in sales, quarter over quarter, was primarily due to higher sales generated from unique product offerings on the Internet as well as the catalog. For the first quarter of 2002, sales generated through the catalogs increased slightly as a result of a 6% increase in circulation offset somewhat by lower customer response rates. As of the end of the first quarter 2002, the Buyer's Club membership had increased to approximately 270,000, up 6% over the 254,000 reported at December 31, 2001 and up approximately 72% over the membership count one year ago.

Sales generated through the Internet for the quarter ended March 31, 2002 were approximately 27% of total sales compared to approximately 20% of total sales during the same period last year. Sales generated through the Internet are defined as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone.

Gross returns and allowances for the quarter ended March 31, 2002 were $3.4 million or 7.5% of gross sales compared to $3.1 million or 7.4% of gross sales during the same period last year.

GROSS PROFIT. Gross profit for the quarter ended March 31, 2002 was $13.5 million or 32.4% of sales compared to $11.7 million or 30.2% of sales during the same period last year. The increase in gross profit as a percentage of sales was primarily due to fewer markdowns to clearance aged inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended March 31, 2002 were $12.2 million or 29.4% of sales compared to $11.8 million or 30.2% of sales for the same period last year. The increase in selling, general and administrative expense dollars, compared to the same period last year, was primarily due to the increase in catalog circulation. Selling, general and administrative expenses, as a percentage of sales, were lower compared to the same quarter a year ago primarily due to lower order fulfillment costs as a result of the increase in sales generated through the Internet.

Total catalog circulation during the first quarter of 2002 was 11.8 million catalogs compared to 11.1 million catalogs during the first quarter of 2001. We mailed 11 catalog editions consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and five specialty catalogs during the quarter ended March 31, 2002 compared to ten catalog editions consisting of three main catalogs, two Buyer's Club Advantage(TM) catalogs and five specialty catalogs during the quarter ended March 31, 2001. Advertising expense for the quarter ended March 31, 2002 was $7.2 million or 17.2% of sales compared to $6.8 million or 17.5% of sales for the same period last year. The decrease in advertising expense as a percentage of sales, compared to the same period last year, was primarily due to the increase in sales generated through the Internet.

EARNINGS (LOSS) FROM OPERATIONS. Earnings from operations for the quarter ended March 31, 2002 were $1.2 million compared to a loss of $(14,000) for the quarter ended March 31, 2001.

INTEREST EXPENSE. Interest expense for the quarter ended March 31, 2002 was $18,000 compared to $68,000 for the same period last year. The decrease in interest expense was primarily due to lower levels of bank borrowings as a result of the improved profitability for the year ended December 31, 2001 and the quarter ended March 31, 2002.

INCOME TAX. Income tax expense for the quarter ended March 31, 2002 was $461,000 compared to $21,000 for the quarter ended March 31, 2001. The income tax expense in 2001 represented an additional state income tax assessment for the 1999 tax year.

NET EARNINGS (LOSS). Net earnings for the quarter ended March 31, 2002 were $784,000 compared to a loss of $(167,000) for the same period last year.


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

The following table sets forth certain unaudited financial information for each of the quarters shown:

                                                         FIRST          SECOND          THIRD          FOURTH
                                                        QUARTER        QUARTER         QUARTER        QUARTER
------------------------------------------------------------------------------------------------------------------
2002
  Sales                                                $ 41,631
  Gross profit                                           13,469
  Earnings from operations                                1,216
  Net earnings                                              784
  Net earnings per share                                    .16

2001
  Sales                                                $ 38,931        $ 31,796      $ 36,472          $ 62,476
  Gross profit                                           11,740          10,480        11,897            22,472
  Earnings (loss) from operations                           (14)           (138)            9             4,482
  Net earnings (loss)                                      (167)           (207)         (124)            3,251
  Net earnings (loss) per share                            (.04)           (.04)         (.03)              .68

                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $13.9 million as of March 31, 2002 compared to $13.0 million as of December 31, 2001, with current ratios of 1.7 to 1 and 1.5 to 1, respectively. We purchase large quantities of manufacturers' close-outs and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $1.3 million at March 31, 2002 compared to $2.1 million at December 31, 2001. The installment plan will continue to require the allocation of working capital which we expect to fund from operations and availability under our revolving credit facility.

We have a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, providing a revolving line of credit up to $20.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving credit line is collateralized by substantially all of our assets. All borrowings are subject to various covenants. The most restrictive covenants include a limit on quarterly measurements of year-to-date earnings (loss), minimum gross margin percentage, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. We had no borrowings against the revolving credit line as of March 31, 2002 and December 31, 2001. Outstanding letters of credit were $1.3 million at March 31, 2002 compared to $2.4 million at December 31, 2001.

OPERATING ACTIVITIES. Cash flows used in operating activities for the quarter ended March 31, 2002 were $4.3 million compared to cash flows provided by operating activities of $2.0 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of higher inventory levels and payment of income taxes due for the year ended December 31, 2001. The increase in inventory was primarily due to several seasonal, opportunistic product purchases.

INVESTING ACTIVITIES. Cash flows used in investing activities during the quarter ended March 31, 2002 were $180,000 compared to $109,000 during the same period last year.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the quarter ended March 31, 2002 were $6,000 compared to cash flows used in financing activities of $3.3 million during the same period last year. Cash flows used in financing activities in the first quarter of 2001 were comprised of payments to reduce outstanding borrowings under the revolving line of credit.

We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months.

                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in
Exhibit 99 "Risk Factors" to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held April 25, 2002, at which the following matters were submitted to a vote of shareholders:

          1. Election of eight directors.

                    NOMINEE                        FOR                      AGAINST                  ABSTAIN
                    -------                        ---                      -------                  -------
          Gary Olen                             4,090,127                     100                      280
          Gregory R. Binkley                    4,090,127                     100                      280
          Charles B. Lingen                     4,090,127                     100                      280
          Vincent W. Shiel                      4,090,127                     100                      280
          Leonard M. Paletz                     4,090,127                     100                      280
          Mark F. Kroger*                       4,090,127                     100                      280
          William T. Sena                       4,090,127                     100                      280
          Todd D. Peterson                      4,090,127                     100                      280

          * Mr. Kroger resigned as a director effective May 8, 2002

          2. Ratification of the engagement of Grant Thornton LLP as independent certified public accountants for the Company for 2002.

                      FOR                        AGAINST                    ABSTAIN              BROKER NON-VOTES
                      ---                        -------                    -------              ----------------
                   4,085,827                       900                       3,780                       0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE SPORTSMAN'S GUIDE, INC.



Date:  May 13, 2002                      /s/ Charles B. Lingen
                                         ---------------------------------------
                                         Charles B. Lingen
                                         Executive Vice President Finance and
                                         Administration/CFO