Form 10-Q
period 2002-06-30
SPORTSMANS GUIDE INC
filed 2002-08-14
CIK 791450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2002 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934. For the transition period from ______ to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 14, 2002, there were 4,753,810 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                            (In thousands of dollars)

                               ASSETS                                                     June 30,        December 31,
                                                                                            2002             2001
                                                                                            -----            ----
CURRENT ASSETS
  Cash and cash equivalents                                                               $  3,938         $  8,592
  Accounts receivable - net                                                                  1,613            2,759
  Inventory                                                                                 21,728           21,076
  Promotional material                                                                       2,845            3,614
  Prepaid expenses                                                                           1,376              933
  Deferred income taxes                                                                      1,710            1,482
                                                                                          --------         --------
      Total current assets                                                                  33,210           38,456
PROPERTY AND EQUIPMENT - NET                                                                 3,139            3,632
                                                                                          --------         --------
      Total assets                                                                        $ 36,349         $ 42,088
                                                                                          ========         ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                        $ 10,744         $ 15,201
  Accrued expenses                                                                           1,999            2,782
  Income taxes payable                                                                         346            2,184
  Deferred revenue                                                                           3,047            2,993
  Returns reserve                                                                            1,301            1,402
  Customer deposits and other liabilities                                                    1,009              942
                                                                                          --------         --------
      Total current liabilities                                                             18,446           25,504

LONG-TERM LIABILITIES
  Deferred income taxes                                                                        198              241
                                                                                          --------         --------
      Total liabilities                                                                     18,644           25,745

COMMITMENTS AND CONTINGENCIES                                                                   --               --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized;
    4,753,810 shares issued and outstanding at June 30, 2002
    and 4,748,810 shares issued and outstanding at December 31, 2001                            47               47
  Additional paid-in capital                                                                11,588           11,565
  Stock subscription receivable                                                                 --             (238)
  Retained earnings                                                                          6,070            4,969
                                                                                          --------         --------
      Total shareholders' equity                                                            17,705           16,343
                                                                                          --------         --------
      Total liabilities and shareholders' equity                                          $ 36,349         $ 42,088
                                                                                          ========         ========



          See accompanying notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                    For the Three Months and Six Months Ended
                             June 30, 2002 and 2001

                      (In thousands, except per share data)

                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                         ------------------------------------ ----------------------------------
                                                               2002              2001              2002              2001
                                                               ----              ----              ----              ----

Sales                                                        $ 34,928          $ 31,796          $ 76,559          $ 70,727
Cost of sales                                                  24,240            21,316            52,402            48,507
                                                             --------          --------          --------          --------
    Gross profit                                               10,688            10,480            24,157            22,220
Selling, general and administrative expenses                   10,194            10,618            22,447            22,372
                                                             --------          --------          --------          --------
    Earnings (loss) from operations                               494              (138)            1,710              (152)
Interest expense                                                  (24)              (80)              (42)             (148)
Miscellaneous income (expense), net                                28                11                75               (53)
                                                             --------          --------          --------          --------

    Earnings (loss) before income taxes                           498              (207)            1,743              (353)

Income tax expense                                                181                --               642                21
                                                             --------          --------          --------          --------

    Net earnings (loss)                                      $    317          $   (207)         $  1,101          $   (374)
                                                             ========          ========          ========          ========

Net earnings (loss) per share:
    Basic                                                    $    .07          $   (.04)         $    .23          $   (.08)
                                                             ========          ========          ========          ========
    Diluted                                                  $    .06          $   (.04)         $    .22          $   (.08)
                                                             ========          ========          ========          ========

Weighted average common and common
equivalent shares outstanding:
    Basic                                                       4,753             4,749             4,751             4,749
                                                             ========          ========          ========          ========
    Diluted                                                     5,047             4,749             4,966             4,749
                                                             ========          ========          ========          ========





          See accompanying notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Six Months Ended
                             June 30, 2002 and 2001

                            (In thousands of dollars)


                                                                       2002               2001
                                                                       ----               ----
Cash flows from operating activities:
  Net earnings (loss)                                                $ 1,101            $  (374)
  Adjustments to reconcile net earnings (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                        759                948
    Deferred income taxes                                               (271)              --
    Other                                                                 (5)                56
    Changes in operating assets and liabilities:
      Accounts receivable                                              1,146              1,547
      Inventory                                                         (652)             1,570
      Promotional material                                               769               (603)
      Prepaid expenses                                                  (443)                59
      Income taxes                                                    (1,838)               769
      Accounts payable                                                (4,457)            (3,356)
      Accrued expenses                                                  (783)              (423)
      Customer deposits and other liabilities                             25               (332)
                                                                     -------            -------
          Cash flows used in operating activities                     (4,649)              (139)

Cash flows from investing activities:
  Purchases of property and equipment                                   (266)              (151)
  Other                                                                 --                   21
                                                                     -------            -------
         Cash flows used in investing activities                        (266)              (130)

Cash flows from financing activities:
  Net proceeds from revolving credit line                               --                  652
  Payments on long-term debt                                            --                  (10)
  Proceeds from exercise of stock options                                 23               --
  Proceeds from payment of stock subscription receivable                 238               --
                                                                     -------            -------
         Cash flows provided by financing activities                     261                642
                                                                     -------            -------

Increase (decrease) in cash and cash equivalents                      (4,654)               373

Cash and cash equivalents at beginning of the period                   8,592              1,344
                                                                     -------            -------

Cash and cash equivalents at end of the period                       $ 3,938            $ 1,717
                                                                     =======            =======

Supplemental disclosure of cash flow information

Cash paid during the periods for:
        Interest                                                     $    99            $   284
        Income taxes                                                   2,751                176
                                                                     =======            =======

          See accompanying notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

          The accompanying financial statements include the accounts of The Sportsman's Guide, Inc. and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

          Amounts billed to customers for shipping and handling are recorded in revenues. Sales include shipping and handling revenues of $4.6 million and $4.5 million for the three months ended June 30, 2002 and 2001 and $10.2 million and $10.0 million for the six months ended June 30, 2002 and 2001.

          In preparing the Company's financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

          The Company's fiscal quarter ends on the Sunday nearest June 30 for 2002 and 2001, but for clarity of presentation, all periods are described as if the three and six month periods end June 30. Second fiscal quarters 2002 and 2001 each consisted of thirteen weeks.

Note 2: Net Earnings (Loss) Per Share

          The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to the stock options and warrants, when dilutive.

          For the three months and six months ended June 30, 2002, 294,144 and 215,156 share equivalents were included in the computation of diluted net earnings per share.

          For the three months and six months ended June 30, 2001, no common share equivalents were included in the computation of diluted net loss per share. If the Company had reported net income in the three months and six months ended June 30, 2001, 6,704 and 4,261 common share equivalents would have been included in the computation of diluted net earnings per share.

          Options and warrants to purchase 114,950 and 642,156 shares of common stock with a weighted average exercise price of $8.48 and $5.83 were outstanding during the three months ended June 30, 2002 and 2001, but were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the common shares during the period.

          Options and warrants to purchase 282,863 and 644,106 shares of common stock with a weighted average exercise price of $7.22 and $5.83 were outstanding during the six months ended June 30, 2002 and 2001, but were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the common shares during the period.

Note 3: Litigation

          We previously reported that the Company along with approximately 60 firearms wholesalers/distributors were named as defendants in a lawsuit filed by the National Association for the Advancement of Colored People ("NAACP") pending in the United States District Court for the Eastern District of New York (Case No. 99 CV 7037). The NAACP alleges that the defendants' firearms distribution practices are resulting in a public nuisance and seeks an order requiring the defendants to modify their firearms distribution practices at an estimated cost of $20 million. The Company is not a firearms distributor and in June 2002 the NAACP dismissed all claims against the Company without prejudice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

We are a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. We market and sell our merchandise through main, specialty and Buyer's Club Advantage(TM) catalogs and two e-commerce Web sites. Our catalogs as well as our Web sites offer high quality products at low prices. Our catalogs are advertised as The "Fun-to-Read" Catalog(R) and our primary Web site is advertised as the "Fun-to-Browse" Website(R). Our Web sites include www.sportsmansguide.com, our online retail store modeled on our print catalogs and www.bargainoutfitters.com, our online liquidation outlet.

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

Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $36.0 million in sales in 2001 compared to $1.3 million in 1998. Product sales on the sites accounted for approximately 28% of our sales in the first half of 2002 compared to less than 1% for all of 1998.

In the fall of 2000, we began to aggressively promote and sell the Buyer's Club membership program. In addition, unique Buyer's Club Advantage(TM) catalogs were developed and promoted exclusively to members allowing us to maximize sales and profitability from our best customers.

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

The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs. Catalog production and mailing costs are amortized over periods ranging from four to six months from the in-home date of the catalog with the majority of the costs amortized within the first month. We estimate the in-home date to be one week from the known mailing date of the catalog. The ongoing cost of developing and maintaining our customer list is charged to operations as incurred. All other advertising costs are expensed as incurred.

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information from our Consolidated Statements of Operations expressed as a percentage of sales:

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                              -----------------------------  -----------------------------
                                                   2002           2001           2002            2001
                                                   ----           ----           ----            ----
Sales                                             100.0%         100.0%          100.0%         100.0%
Cost of sales                                      69.4           67.0            68.4           68.6
                                                  -----          -----           -----          -----
    Gross profit                                   30.6           33.0            31.6           31.4
Selling, general and administrative expenses       29.2           33.4            29.3           31.6
                                                  -----          -----           -----          -----
    Earnings (loss) from operations                 1.4           (0.4)            2.3           (0.2)
Interest and miscellaneous income (expense)        --             (0.3)           --             (0.3)
                                                  -----          -----           -----          -----
    Earnings (loss) before income taxes             1.4           (0.7)            2.3           (0.5)
Income tax expense                                  0.5           --               0.9           --
                                                  -----          -----           -----          -----
    Net earnings (loss)                             0.9%          (0.7)%           1.4%          (0.5)%
                                                  =====          =====           =====          =====

Three months and six months ended June 30, 2002 compared to three months and six months ended June 30, 2001

SALES. Sales for the three months and six months ended June 30, 2002 of $34.9 million and $76.6 million were $3.1 million or 9.7% and $5.8 million or 8.2% higher than sales of $31.8 million and $70.7 million during the same periods last year. The increase in sales for the second quarter and first half of 2002 was primarily due to higher sales generated from unique product offerings on the Internet as well as the catalog related product offerings. For the second quarter of 2002, sales generated through the catalogs increased approximately 2% in spite of a 15% planned reduction in our catalog circulation. The negative impact on sales of reducing the catalog circulation was more than offset by improved customer response rates and increased order size. For the first half of 2002, sales generated through the catalogs increased by approximately 2% primarily as a result of an increase in customer order size partially offset by lower customer response rates and a planned reduction in catalog circulation.

As of the end of the second quarter 2002, the Buyer's Club membership had increased to approximately 274,000, up 8% over the 254,000 reported at December 31, 2001 and up 51% over the membership count one year ago.

Sales generated through the Internet for the second quarter and first half of 2002 were approximately 30% and 28% of total sales, compared to 21% and 20%, respectively, during the same periods last year. We define sales generated through the Internet as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone.

Gross returns and allowances for the three months and six months ended June 30, 2002 were $2.5 million or 6.8% of gross sales and $5.9 million or 7.2% of gross sales compared to $2.7 million or 7.8% of gross sales and $5.8 million or 7.6% of gross sales during the same periods last year. The decrease in gross returns and allowances, as a percentage of sales, for the three months and six months ended June 30, 2002 was primarily due to lower than expected customer returns on several of the 2001 catalogs.

GROSS PROFIT. Gross profit for the three months and six months ended June 30, 2002 was $10.7 million or 30.6% of sales and $24.2 million or 31.6% of sales compared to $10.5 million or 33.0% of sales and $22.2 million or 31.4% of sales during the same periods last year. The decrease in gross profit percentage for the second quarter was primarily due to promotional pricing and a shift of sales within various product categories. We used promotional pricing in the second quarter of 2002 to maintain our competitive position. Sales in the higher gross profit product categories of footwear and government surplus were down compared to the prior year with the elimination of two specialty catalogs, specifically a footwear and a government surplus catalog. In addition, sales increased in lower gross profit product categories such as optics and electronics. The gross profit percentage for the first half of 2002 was virtually flat compared to the previous year. The decrease in gross profit experienced in the second quarter was more than offset by the increase in gross profit in the first quarter which was primarily due to fewer markdowns to clearance aged inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months and six months ended June 30, 2002 were $10.2 million or 29.2% of sales and $22.4 million or 29.3% of sales compared to $10.6 million or 33.4% of sales and $22.4 million or 31.6% of sales for the same periods last year. For the three months ended June 30, 2002, the decrease in dollars, compared to the same period last year, was primarily due to lower advertising costs from the planned reduction in catalog circulation. For the three months and six months ended June 30, 2002, selling, general and administrative expenses, as a percentage of sales, were lower compared to the same periods a year ago primarily due to higher Internet sales, improved catalog productivity and lower order fulfillment costs as a result of the increase in sales generated through the Internet.

Total catalog circulation during the second quarter and first half of 2002 was
8.3 million and 20.1 million catalogs compared to 9.8 million and 20.9 million catalogs during the same periods last year. We mailed eight catalog editions consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and two specialty catalog editions during the three months ended June 30, 2002 compared to ten catalog editions consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and four specialty catalog editions during the same period last year. We mailed 19 catalog editions consisting of six main catalogs, six Buyer's Club Advantage(TM) catalogs and seven specialty catalog editions during the six months ended June 30, 2002 compared to 20 catalog editions consisting of six main catalogs, five Buyer's Club Advantage(TM) catalogs and nine specialty catalog editions during the same period last year.

Advertising expense for the three months and six months ended June 30, 2002 was $5.7 million or 16.4% of sales and $12.9 million or 16.8% of sales compared to $6.2 million or 19.7% of sales and $13.1 million or 18.5% of sales for the same periods last year. The decrease in advertising expense for the second quarter and first half of 2002, as a percentage of sales, compared to the same periods last year was primarily due to the increase in sales generated through the Internet and improved catalog productivity.

The decrease in advertising dollars for the second quarter and first half of 2002, compared to the same periods last year, was primarily due to the planned reduction in the catalog circulation partially offset by the impact of postage increases and increased catalog page counts.

EARNINGS (LOSS) FROM OPERATIONS. Earnings from operations for the three months and six months ended June 30, 2002 was $0.5 million and $1.7 million compared to losses of $(0.1) million and $(0.2) million for the same periods last year.

INTEREST EXPENSE. Interest expense for the three months and six months ended June 30, 2002 was $24,000 and $42,000 compared to $80,000 and $148,000 for the same periods last year. The decrease in interest expense for the quarter and year to date was primarily due to lower levels of bank borrowings.

NET EARNINGS (LOSS). Net earnings for the three months and six months ended June 30, 2002 was $0.3 million and $1.1 million compared to losses of $(0.2) million and $(0.4) million for the same periods last year.

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

The following table sets forth certain unaudited financial information for each of the quarters shown:

                                                           First           Second           Third          Fourth
                                                          Quarter         Quarter          Quarter         Quarter
                                                          -------         -------          -------         -------
2002
  Sales                                                   $41,631         $34,928
  Gross profit                                             13,469          10,688
  Earnings from operations                                  1,216             494
  Net earnings                                                784             317
  Net earnings per share, diluted                             .16             .06

2001
  Sales                                                   $38,931         $31,796          $36,472         $62,476
  Gross profit                                             11,740          10,480           11,897          22,472
  Earnings (loss) from operations                             (14)           (138)               9           4,482
  Net earnings (loss)                                        (167)           (207)            (124)          3,251
  Net earnings (loss) per share, diluted                     (.04)           (.04)            (.03)            .68

                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $14.8 million as of June 30, 2002 compared to $13.0 million as of December 31, 2001, with current ratios of 1.8 to 1 and 1.5 to 1, respectively. We purchase large quantities of manufacturers' closeouts and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $1.2 million at June 30, 2002 compared to $2.1 million at December 31, 2001. The installment plan will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

We have a Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, providing a revolving line of credit up to $20.0 million, subject to an adequate borrowing base, expiring in December 2002. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving line of credit is collateralized by substantially all of our assets. All borrowings are subject to various covenants. The most restrictive covenants include a limit on quarterly measurements of year-to-date earnings
(loss), minimum gross margin percentage, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. We had no borrowings against the revolving credit line as of June 30, 2002 and December 31, 2001.

Outstanding letters of credit were $2.1 million at June 30, 2002 compared to $2.4 million at December 31, 2001.

OPERATING ACTIVITIES. Cash flows used in operating activities for the six months ended June 30, 2002 were $4.6 million compared to $0.1 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of a payment of income taxes due for the year ended December 31, 2001 and an increase in inventory as a result of several seasonal, opportunistic product purchases.

INVESTING ACTIVITIES. Cash flows used in investing activities during the six months ended June 30, 2002 were $0.3 million compared to $0.1 million during the same period last year.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the six months ended June 30, 2002 were $0.3 million compared to $0.6 million during the same period last year. The change in cash flows provided by financing activities during the first half of 2002 versus last year was due to a reduction in the net proceeds from the revolving line of credit.

We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund operations and future growth for the next twelve months.

                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in
Exhibit 99 "Risk Factors" to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not have any material, near-term, market rate risk.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We previously reported that the Company along with approximately 60 firearms wholesalers/distributors were named as defendants in a lawsuit filed by the National Association for the Advancement of Colored People ("NAACP") pending in the United States District Court for the Eastern District of New York (Case No. 99 CV 7037). The NAACP alleges that the defendants' firearms distribution practices are resulting in public nuisance and seeks an order requiring the defendants to modify their firearms distribution practices at an estimated cost of $20 million. The Company is not a firearms distributor and in June 2002 the NAACP dismissed all claims against the Company without prejudice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               10.1 Agreement between the Company and Gary Olen dated June 28, 2002 for use of name, likeness and services.

               99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SPORTSMAN'S GUIDE, INC.



Date:  August 14, 2002                  /s/ Charles B. Lingen
                                        --------------------------------------
                                        Charles B. Lingen
                                        Executive Vice President of Finance
                                        and Administration/CFO