Form 10-Q
period 2002-09-30
SPORTSMANS GUIDE INC
filed 2002-11-13
CIK 791450

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the quarterly period ended September 30, 2002 or


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from         to        .
                                                          ---------   -------



                           Commission File No. 015767


                           THE SPORTSMAN'S GUIDE, INC.
             (Exact name of registrant as specified in its charter)


                 MINNESOTA                             41-1293081
      (State or other jurisdiction             (I.R.S. Employer I.D. Number)
of incorporation or organization)


                 411 FARWELL AVE., SO. ST. PAUL, MINNESOTA 55075
                    (Address of principal executive offices)


                                 (651) 451-3030
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of November 13, 2002, there were 4,753,810 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                            (In thousands of dollars)




                            ASSETS                                        September 30,       September 30,      December 31,
                                                                              2002                 2001             2001
                                                                              ----                 ----             ----
CURRENT ASSETS
  Cash and cash equivalents                                                $  2,606            $  1,642          $  8,592
  Accounts receivable -- net                                                  1,832               2,329             2,759
  Inventory                                                                  28,066              29,797            21,076
  Promotional material                                                        4,347               4,476             3,614
  Prepaid expenses                                                            1,158               1,088               850
  Other current assets                                                           91                  83                83
  Deferred income taxes                                                       1,428                   -             1,482
                                                                           --------            --------          --------
      Total current assets                                                   39,528              39,415            38,456
PROPERTY AND EQUIPMENT -- NET                                                 2,924               3,904             3,632
                                                                           --------            --------          --------
      Total assets                                                         $ 42,452            $ 43,319          $ 42,088
                                                                           ========            ========          ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable -- bank                                                     $      -            $  9,127          $      -
  Accounts payable                                                           16,124              15,157            15,201
  Accrued expenses                                                            1,844               1,506             2,782
  Income taxes payable                                                          292                   -             2,184
  Deferred revenue                                                            3,339               2,546             2,993
  Returns reserve                                                             1,499                 735             1,402
  Customer deposits and other liabilities                                     1,268               1,156               942
                                                                           --------            --------          --------
      Total current liabilities                                              24,366              30,227            25,504
LONG-TERM LIABILITIES
  Deferred income taxes                                                         112                   -               241
                                                                           --------            --------          --------
      Total liabilities                                                      24,478              30,227            25,745

COMMITMENTS AND CONTINGENCIES                                                     -                   -                 -

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized;
    4,753,810 shares issued and outstanding at September 30,
    2002 and 4,748,810 shares issued and outstanding at
    December 31, 2001                                                            47                  47                47
  Additional paid-in capital                                                 11,588              11,565            11,565
  Stock subscription receivable                                                   -                (238)             (238)
  Retained earnings                                                           6,339               1,718             4,969
                                                                           --------            --------          --------
      Total shareholders' equity                                             17,974              13,092            16,343
                                                                           --------            --------          --------
      Total liabilities & shareholders' equity                             $ 42,452            $ 43,319          $ 42,088
                                                                           ========            ========          ========




            See accompanying condensed notes to financial statements

                           THE SPORTSMAN'S GUIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   For the Three Months and Nine Months Ended
                           September 30, 2002 and 2001

                      (In thousands, except per share data)



                                                                    Three Months Ended              Nine Months Ended
                                                                    ------------------              -----------------
                                                                       September 30,                   September 30,
                                                                       -------------                   -------------
                                                                  2002             2001           2002              2001
                                                                  ----             ----           ----              ----
Sales                                                         $  36,946        $  36,472       $ 113,505        $ 107,199

Cost of sales                                                    25,557           24,575          77,959           73,082
                                                              ---------        ---------       ---------        ---------

   Gross profit                                                  11,389           11,897          35,546           34,117

Selling, general and administrative expenses                     11,023           11,888          33,470           34,260
                                                              ---------        ---------       ---------        ---------

    Earnings (loss) from operations                                 366                9           2,076             (143)

Interest expense                                                    (17)            (135)            (59)            (283)
Miscellaneous income (expense), net                                  63                2             138              (51)
                                                              ---------        ---------       ---------        ---------


    Earnings (loss) before income taxes                             412             (124)          2,155             (477)

Income tax expense                                                  143               -              785               21
                                                              ---------        ---------       ---------        ---------

    Net earnings (loss)                                       $     269        $    (124)      $   1,370        $    (498)
                                                              =========        =========       =========        =========

Net earnings (loss) per share:
    Basic                                                     $     .06        $    (.03)      $     .29        $    (.10)
                                                              =========        =========       =========        =========
    Diluted                                                   $     .05        $    (.03)      $     .27        $    (.10)
                                                              =========        =========       =========        =========

Weighted average common and common
 equivalent shares outstanding:
    Basic                                                         4,754            4,749           4,752            4,749
                                                              =========        =========       =========        =========
    Diluted                                                       5,070            4,749           5,001            4,749
                                                              =========        =========       =========        =========





            See accompanying condensed notes to financial statements

                           THE SPORTSMAN'S GUIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Nine Months Ended
                           September 30, 2002 and 2001

                            (In thousands of dollars)



                                                                                                        2002        2001
                                                                                                        ----        ----
Cash flows from operating activities:
  Net earnings (loss)                                                                                 $ 1,370    $  (498)
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                       1,120      1,365
    Deferred income taxes                                                                                 (75)         -
    Other                                                                                                   9         72
    Changes in assets and liabilities:
      Accounts receivable                                                                                 927      1,389
      Inventory                                                                                        (6,990)    (6,992)
      Promotional material                                                                               (733)      (841)
      Prepaid expenses                                                                                   (308)       351
      Other current assets                                                                                 (8)         -
      Income taxes                                                                                     (1,892)       769
      Accounts payable                                                                                    923      1,053
      Accrued expenses                                                                                   (938)      (727)
      Customer deposits and other liabilities                                                             753        752
                                                                                                      -------    -------
        Cash flows used in operating activities                                                        (5,842)    (3,307)

Cash flows from investing activities:
  Purchases of property and equipment                                                                    (405)      (308)
  Other                                                                                                     -         21
                                                                                                      -------    -------
        Cash flows used in investing activities                                                          (405)      (287)

Cash flows from financing activities:
  Net proceeds from revolving credit line                                                                   -      3,902
  Payments on long-term debt                                                                                -        (10)
  Proceeds from exercise of stock options                                                                  23          -
  Proceeds from payment of stock subscription receivable                                                  238          -
                                                                                                      -------    -------
        Cash flows provided by financing activities                                                       261      3,892
                                                                                                      -------    -------

Increase (decrease) in cash and cash equivalents                                                       (5,986)       298

Cash and cash equivalents at beginning of the period                                                    8,592      1,344
                                                                                                      -------    -------

Cash and cash equivalents at end of the period                                                        $ 2,606    $ 1,642
                                                                                                      =======    =======

Supplemental disclosure of cash flow information
------------------------------------------------

Cash paid during the periods for:
      Interest                                                                                        $    85    $   366
      Income taxes                                                                                      2,751        176





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

          Amounts billed to customers for shipping and handling are recorded in revenues. Sales include shipping and handling revenues of $4.8 million and $5.0 million for the three months ended September 30, 2002 and 2001 and $15.1 million and $15.0 million for the nine months ended September 30, 2002 and 2001.

          In preparing the Company's financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

          The Company's fiscal quarter ends on the Sunday nearest September 30 for 2002 and 2001, but for clarity of presentation, all periods are described as if the three and nine month periods end September 30. Each fiscal third quarter of 2002 and 2001 consisted of thirteen weeks. The three fiscal quarters of 2002 and 2001 each consisted of thirty-nine weeks.

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

          For the three months and nine months ended September 30, 2002, 316,614 and 248,975 share equivalents were included in the computation of diluted net earnings per share.

          For the three months and nine months ended September 30, 2001, no common share equivalents were included in the computation of diluted net loss per share. If the Company had reported net income in the three months ended September 30, 2001, 8,758 common share equivalents would have been included in the computation of diluted net earnings per share. If the Company had reported net income in the nine months ended September 30, 2001, 5,760 common share equivalents would have been included in the computation of diluted net earnings per share.

          Options and warrants to purchase 114,950 and 642,156 shares of common stock with a weighted average exercise price of $8.48 and $5.83 were outstanding during the three months ended September 30, 2002 and 2001, but were not included in the computation of diluted net earnings per share because their exercise price exceeded the average market price of the common shares during the period.

          Options and warrants to purchase 226,892 and 643,456 shares of common stock with a weighted average exercise price of $7.43 and $5.83 were outstanding during the nine months ended September 30, 2002 and 2001, but were not included in the computation of diluted net earnings per share because their exercise price exceeded the average market price of the common shares during the period.

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

Our business was started in 1970 by Gary Olen, our Chairman. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include consumers interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers' close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs which allowed us to utilize a customized marketing plan to individual customer groups.

Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $36.0 million in sales in 2001 compared to $1.3 million in 1998. Product sales on the sites accounted for approximately 29% of our sales for the nine months ended September 30, 2002, compared to less than 1% for all of 1998.

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

Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing an installment payment plan and amounts owed for list rental and other advertising services provided by the Company to third parties. We had an allowance for doubtful accounts of $172,000 at September 30, 2002 and $211,000 at December 31, 2001.

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

                              RESULTS OF OPERATIONS



  The following table sets forth, for the periods indicated, information from our Consolidated Statements of Operations expressed as a percentage of sales:



                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                              ----------------------        ------------------------
                                                                2002           2001            2002           2001
                                                                ----           ----            ----           ----

  Sales                                                        100.0%         100.0%          100.0%         100.0%
  Cost of sales                                                 69.2           67.4            68.7           68.2
                                                               -----          -----           -----          -----
      Gross profit                                              30.8           32.6            31.3           31.8
  Selling, general and administrative expenses                  29.8           32.6            29.5           32.0
                                                               -----          -----           -----          -----
      Earnings (loss) from operations                            1.0              -             1.8           (0.2)
  Interest and miscellaneous income (expense)                    0.1           (0.4)            0.1           (0.3)
                                                               -----          -----           -----          -----
      Earnings (loss) before income taxes                        1.1           (0.4)            1.9           (0.5)
  Income tax expense                                             0.4              -             0.7             -
                                                               -----          -----           -----          -----
      Net earnings (loss)                                        0.7%          (0.4)%           1.2%          (0.5)%
                                                               =====          =====           =====          =====



Three months and nine months ended September 30, 2002 compared to three months and nine months ended September 30, 2001

SALES. Sales for the three months and nine months ended September 30, 2002 of $36.9 million and $113.5 million were $0.4 million or 1.3% higher and $6.3 million or 5.9% higher than sales of $36.5 million and $107.2 million during the same periods last year. The increase in sales for the third quarter and the first nine months was primarily due to higher sales generated from unique product offerings on the Internet. Catalog related sales for the three months and nine months ended September 30, 2002 decreased primarily as the result of a 9% and 4% planned reduction in catalog circulation for the respective periods.

As of the end of the third quarter 2002, the Buyer's Club membership had increased to 286,000, up 13% over the 254,000 members reported at December 31, 2001 and up 33% over the membership count one year ago.

Sales generated through the Internet for the third quarter and the nine months ended September 30, 2002 were approximately 30% and 29% of total sales compared to 21% during each of the same periods last year. We define sales generated through the Internet as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone.

Gross returns and allowances for the three months and nine months ended September 30, 2002 were $2.7 million or 6.8% of gross sales and $8.6 million or 7.1% of gross sales compared to $2.9 million or 7.4% of gross sales and $8.7 million or 7.5% of gross sales during the same periods last year. The decrease in gross returns and allowances, as a percentage of sales, for the three months and nine months ended September 30, 2002 was primarily due to lower than anticipated customer returns on several 2001 and 2002 catalogs.

GROSS PROFIT. Gross profit for the three months and nine months ended September 30, 2002 was $11.4 million or 30.8% of sales and $35.6 million or 31.3% of sales compared to $11.9 million or 32.6% of sales and $34.1 million or 31.8% of sales during the same periods last year. The decrease in the gross profit percentage for the third quarter and the nine months ended September 30, 2002 was primarily due to promotional pricing and a shift of sales within various product categories. We continue to employ promotional pricing techniques to maintain our competitive position. For the three months and nine months ended September 30, 2002, sales in the higher gross profit categories of footwear and government surplus were down compared to the prior year and sales in lower gross profit category of optics were up compared to the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months and nine months ended September 30, 2002 were $11.0 million or 29.8% of sales and $33.5 million or 29.5% of sales compared to $11.9 million or 32.6% of sales and $34.3 million or 32.0% of sales for the same periods last year.

Selling, general and administrative expenses, as a percentage of sales, for the third quarter and the nine months ended September 30, 2002 were lower compared to the same periods last year primarily due to higher Internet sales, improved catalog productivity and lower order processing costs as a result of the increase in sales generated through the Internet. For the three months and nine months ended September 30, 2002, the decrease in dollars, compared to the same periods last year, in selling, general and administrative expenses was primarily due to lower advertising spending from the planned reduction in the catalog circulation.

Total catalog circulation during the third quarter and the first nine months of 2002 was 9.6 million and 29.7 million catalogs compared to 10.6 million and 31.5 million catalogs during the same periods last year. We mailed nine catalog editions, consisting of three main catalogs, three Buyer's Club Advantage (TM) catalogs and three specialty catalog editions, during the three months ended September 30, 2002 compared to nine catalog editions, consisting of three main catalogs, two Buyer's Club Advantage (TM) catalogs, and four specialty catalog editions, during the same period last year. We mailed 28 catalog editions, consisting of nine main catalogs, nine Buyer's Club Advantage (TM) catalogs and ten specialty catalog editions, during the nine months ended September 30, 2002 compared to 29 catalog editions, consisting of nine main catalogs, seven Buyer's Club Advantage (TM) catalogs and 13 specialty catalog editions, during the same period last year.

Advertising expense for the third quarter and the first nine months of 2002 was $6.2 million or 16.8% of sales and $19.1 million or 16.8% of sales compared to $7.2 million or 19.7% of sales and $20.3 million or 18.9% of sales for the same periods last year. The decrease in advertising expense for the third quarter and the first nine months of 2002, as a percentage of sales, compared to the same periods last year was primarily due to the increase in sales generated through the Internet and the improved catalog productivity. Advertising expense, in terms of dollars, for the third quarter and nine months ended September 30, 2002 was lower compared to the same periods last year primarily as a result of the planned reduction in the catalog circulation partially offset by the impact of a postage rate increase and increase in catalog pages.

EARNINGS (LOSS) FROM OPERATIONS. Earnings from operations for the three months ended September 30, 2002 were $0.4 million compared to $9,000 during the same period last year. Earnings from operations for the nine months ended September 30, 2002 were $2.1 million compared to a loss of ($143,000) for the same period last year.

INTEREST EXPENSE. Interest expense for the three months and nine months ended September 30, 2002 was $17,000 and $59,000 compared to $135,000 and $283,000 for the same periods last year. The decrease in interest expense for the quarter and year to date was due to lower average levels of bank borrowings.

NET EARNINGS (LOSS). Net earnings for the three months and nine months ended September 30, 2002 were $0.3 million and $1.4 million compared to a net loss of ($124,000) and ($498,000) for the same periods last year.

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

The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):



                                                           First            Second            Third          Fourth
                                                          Quarter          Quarter           Quarter         Quarter
                                                          -------          -------           -------         -------
  2002
    Sales                                                  $41,631          $34,928           $36,946
    Gross profit                                            13,469           10,688            11,389
    Earnings from operations                                 1,216              494               366
    Net earnings                                               784              317               269
    Net earnings per share, diluted                            .16              .06               .05

  2001
    Sales                                                  $38,931          $31,796           $36,472         $62,476
    Gross profit                                            11,740           10,480            11,897          22,472
    Earnings (loss) from operations                            (14)            (138)                9           4,482
    Net earnings (loss)                                       (167)            (207)             (124)          3,251
    Net earnings (loss) per share, diluted                    (.04)            (.04)             (.03)            .68


                        LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $15.2 million as of September 30, 2002 compared to $9.2 million as of September 30, 2001 and $13.0 million as of December 31, 2001, with current ratios of 1.62 to 1, 1.30 to 1 and 1.50 to 1, respectively. We purchase large quantities of manufacturers' closeouts and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of approximately $1.4 million at September 30, 2002 compared to approximately $1.5 million at September 30, 2001 and approximately $2.1 million at December 31, 2001. The installment plan will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

We have an Amended and Restated Credit and Security Agreement, dated September 5, 2002, with Wells Fargo Bank Minnesota, National Association, providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base, expiring in May 2005. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving line of credit is collateralized by substantially all of our assets. All borrowings are subject to various covenants, which include a limit on quarterly measurements of year-to-date earnings (loss), minimum gross margin percentage, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. As of September 30, 2002, September 30, 2001 and December 31, 2001, we were in compliance with all applicable covenants under the revolving line of credit agreement. We had no borrowings against the revolving line of credit as of September 30, 2002 and December 31, 2001 compared to $9.1 million at September 30, 2001. Outstanding letters of credit were $1.0 million at September 30, 2002 compared to $1.3 million at September 30, 2001 and $2.4 million at December 31, 2001.

OPERATING ACTIVITIES. Cash flows used in operating activities for the nine months ended September 30, 2002 were $5.8 million compared to $3.3 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of the payment of income taxes due for the year ended December 31, 2001.

INVESTING ACTIVITIES. Cash flows used in investing activities for the nine months ended September 30, 2002 were $0.4 million compared to $0.3 million for the same period last year.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the nine months ended September 30, 2002 were $0.3 million compared to $3.9 million during the same period last year. The change in cash flows provided by financing activities during the nine months ended September 30, 2002, compared to the prior year, was largely due to a reduction of advances required under the revolving line of credit.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

                  10.1 Amended and Restated Credit and Security Agreement by and among The Sportsman's Guide, Inc., The Sportsman's Guide Outlet, Inc. and Wells Fargo Bank Minnesota, National Association dated September 5, 2002.

                  10.2 The Sportsman's Guide, Inc. Deferred Compensation Plan effective September 1, 2002.

      (b)     Reports on Form 8-K

                  On September 18, 2002, the Company filed a Form 8-K reporting under Item 5 that Todd D. Peterson resigned as a director of the Company effective September 3, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE SPORTSMAN'S GUIDE, INC.


Date:  November 13, 2002                     /s/Charles B. Lingen
                                             --------------------
                                             Charles B. Lingen
                                             Executive Vice President of Finance
                                               and Administration/CFO


                                 CERTIFICATIONS

         I, Gregory R. Binkley, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Sportsman's Guide, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By: /s/ Gregory R. Binkley
    ----------------------
       Gregory R. Binkley
       President and CEO

         I, Charles B. Lingen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The Sportsman's Guide, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By: /s/ Charles B. Lingen
    ----------------------
       Charles B. Lingen
       Executive Vice President of
       Finance & Administration/CFO