Form 10-K
period 2002-12-31
SPORTSMANS GUIDE INC
filed 2003-03-20
CIK 791450

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of June 28, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $37,079,821 based on the last reported sale price of the Common Stock on such date on the NASDAQ National Market.

     As of March 17, 2003, there were 4,759,010 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders on May 2, 2003 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

INDUSTRY OVERVIEW

     OUTDOOR SPORTS AND SPORTING GOODS. According to the Sporting Goods Manufacturers Association, "SGMA," the sporting goods industry is estimated to be a nearly $50 billion market, with outdoors related equipment: camping, hiking, hunting, fishing and biking representing nearly 27% of the total market. In 2002, manufacturers' sales are estimated at $49.1 billion, a 2.8% increase over 2001. In 2003, sales are expected to reach nearly $50.5 billion.

     The sporting goods industry's growth in 2002 went beyond that of the total U.S. non-durable goods (GDP), a total increase of about 2.3%. The three major markets of sporting goods are sporting goods equipment ($17.8 billion), sports apparel ($21.8 billion) and athletic footwear ($9.5 billion). Sports apparel, athletic footwear and fitness products overall showed improved growth for 2002.

     CATALOG SALES. Studies conducted by the Direct Marketing Association (DMA) show that total sales for 2002 are expected to grow to $125.9 billion, about 6% over 2001.

     ONLINE SHOPPING. Online sales increased in 2002 to nearly $74 billion, a 39% increase from 2001, according to the Web traffic measurement firm comScor Media Matrix. Much of this spending was due to consumers need for saving time and wanting convenience. The ease for consumers to compare prices on the Internet quickly also contributed to the strong growth. Forrester Research projected that sales totaled $9.5 billion in the United States between Thanksgiving and Christmas of 2002 alone, a 30% increase over 2001.

OUR CATALOGS

     We publish main, specialty and Buyer's Club editions of The Sportsman's Guide catalog. We mailed approximately 46 million catalogs to existing and prospective customers in 2002.

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

     Specialty catalogs contain wide selections of products from a single product category. We identify the product categories for our specialty catalogs based on demand generated for certain categories in our main catalogs. During 2002, we published 11 specialty catalogs targeting buyers of government surplus, camping equipment, shooting supplies, hunting equipment and holiday gifts. The specialty titles allow us to utilize a customized marketing plan for individual consumer groups thereby maximizing response rates and minimizing advertising costs as a percentage of sales. We believe that our specialty catalog titles have been an important component in our sales growth and have allowed us to expand our sales to existing customers and to broaden sales to new customers beyond our historical customer profile.

     The Buyer's Club Advantage(TM) catalogs offer a wide variety of product selections with sneak previews and exclusive deals for club members only. During 2002, we published 12 Buyer's Club Advantage(TM) editions ranging from 48 to 56 pages per edition. We believe the club catalogs, as well as the growth in our club memberships, have been an important component of our sales and profitability growth.

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

OUR WEB SITES

     Our Web sites offer online shopping as well as online content-rich resources and information for the outdoor enthusiast. Our online retail stores generated approximately $53.0 million in sales in 2002 compared to $1.3 million in 1998. Product sales on the sites accounted for over 30% of our sales in the fourth quarter of 2002 compared to less than 1% for all of 1998. The GuideOutdoors Network(TM) includes the following Web sites:

     - SPORTSMANSGUIDE.COM, our online retail store and community/destination portal for the outdoor enthusiast; and

     - BARGAINOUTFITTERS.COM, our online liquidation outlet.

     SPORTSMANSGUIDE.COM. Our sportsmansguide.com site is our online retail store which was launched in April 1998. We began posting our catalogs and full product offerings on the site in February 1999.

     Our sportsmansguide.com site is modeled on our print catalogs. The site translates the distinctive look and editorial voice of our print catalog onto the Internet, adding interactive functionality to make shopping an entertaining experience. The site is designed to be fun-to-browse and easy to use, enabling the ordering process to be completed with a minimum of customer effort. The site is advertised as The "Fun-to-Browse" Website(R). The site allows customers to order merchandise from print media, view current catalogs and request mailed catalog copies. E-mail addresses are collected through an optional program. E-mail broadcast messages, which include a variety of specialized product offerings, are delivered to approximately 879,000 participants on a weekly or bi-weekly basis.

     In April 2001, we merged the guideoutdoors.com Web site with the sportsmansguide.com Web site. In joining the two Web sites, we believe that we have built a stronger site which now includes the full-line product selection from Guide Outdoors together with the huge selection of discount priced name brand items from The Sportsman's Guide, all within a community environment. The sportsmansguide.com site has been expanded to offer full-line selections of camping, fishing, footwear, clothing, hunting, archery, marine, all-terrain vehicles, snowmobiles and hiking products at discount prices. The community content within the sportsmansguide.com site provides a broad and deep selection of resources and information updated regularly covering all aspects of the outdoor experience. Within the community content, the Web pages include articles on hiking, hunting, fishing and camping experiences, DNR information, local and national weather forecasts, tips and hints on planning an upcoming outdoor event, photo galleries and maps.

     BARGAINOUTFITTERS.COM. The bargainoutfitters.com site is our online liquidation outlet site launched in November 1999. The site offers clothing and footwear products as well as home and domestics, tools, government surplus, automotive and electronic products that are deeply discounted, discontinued or overstocked. E-mail addresses are collected through an optional sign-up program. E-mail broadcast messages, which include a variety of specialized product offerings, are delivered to approximately 48,000 participants on a bi-weekly basis.

MERCHANDISING

     Our products originally were limited to a small selection of merchandise targeted to the deer hunter. Our product offerings have gradually evolved to a broader range of merchandise intended to appeal to the value-oriented outdoorsman. We offer a changing mix of products.

     PRODUCTS. We offer a large selection of high value products at low prices. These products include clothing and accessories, footwear, hunting and shooting accessories, government surplus, optics, camping and outdoor recreation equipment, domestics, gifts, furniture and a diverse range of additional offerings. Within the sportsmansguide.com Web site, we are able to carry deeper and more diverse product lines and merchandise categories than we have traditionally offered through the catalog. In the last seven years, we have aggressively pursued a strategy to provide manufacturers' close-outs of name brand shoes, boots, apparel and general merchandise, as well as government surplus from around the world and private label products through our direct import programs. Over time, our product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. The table below indicates our percentage of sales by product category for 2002:

         PRODUCT CATEGORY             % OF SALES
------------------------------------------------
Clothing and Accessories..........      16.1%
Footwear..........................      15.9%
Hunting and Shooting
  Accessories.....................      12.5%
Government Surplus................      10.1%
Optics............................       9.5%

------------------------------------------------
         PRODUCT CATEGORY             % OF SALES
Camping and Outdoor Recreation....       6.4%
Domestics.........................       4.1%
Gifts.............................       3.7%
Furniture.........................       3.7%
Other.............................      18.0%

     MERCHANDISE MIX. We historically offered a changing mix of in-line products. In-line products are those products regularly available from manufacturers. As a complement to our value pricing approach, we aggressively pursue manufacturers' close-outs of name brand shoes, boots, clothing, watches and other merchandise, which we offer to our customers at savings of 25% to 60% from original retail prices. We also offer government surplus from around the world, providing customers a low-cost alternative for items such as wool coats and pants, shirts, gloves, underwear, blankets, boots, sleeping bags, jackets, backpacks, skis and snowshoes.

     Our merchandising strategy has been to shift our merchandise mix to a larger percentage of manufacturers' close-outs, government surplus, private label products, and to minimize the number of lower price point items, while maintaining a broad selection of products. This strategy has added to our customer base value-oriented customers who may not otherwise be identified as pure outdoorsmen.

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

     We purchase our merchandise from more than 1,200 suppliers and generally purchase all of our product needs for a particular item from one vendor. No single supplier accounted for more than 5% of our purchases during 2002, and we believe there are numerous sources for products in our merchandise categories.

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

     CUSTOMER DATABASE. We maintain a proprietary customer database in which we store detailed information on each customer in our customer list, including demographic data and purchasing history. Our customer database contains over 5.2 million names, including approximately 1.0 million customers who have made purchases within the last 12 months. In addition, we have approximately 927,000 participants who have provided their e-mail addresses. The customer database is updated regularly with information as new purchases are recorded.

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

     LIST DEVELOPMENT. Our new customer acquisition program is designed to cost-effectively identify and capture new customers that fit our customer profile. New customers are acquired principally through the use of targeted mailings to individuals identified through mailing lists rented or exchanged from other catalog companies, retail subscription lists, and lists of names compiled from businesses whose customers have interests similar to those of our customers. We are generally entitled to make one mailing to each name obtained through a rented or exchanged mailing list. If the prospect responds, the name is added to our database and may be freely used by us in the future. Through the Internet, we have captured new customers as a result of the affiliate marketing programs implemented in 2000 through 2002. We also implemented successful sweepstakes marketing programs in 2000 through 2002 to convert our catalog customers to online purchasers and to increase the overall number of our e-mail addresses. We continue to pursue new sources of prospective customers, such as those who request catalogs through advertising, through our Web site or from customer referrals. New customers accounted for approximately 15% of our sales during 2002.

     Once new customers are acquired, our objective is to maximize the long-term profit potential from these customers. With ongoing refinements in our approach to merchandising and marketing, we have increased the frequency and quantity of mailings and e-mail broadcasts to the most profitable segments of our existing customer list. Analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary activity, are performed to assist in merchandising and customer targeting and to increase sales to existing customers. Existing customers accounted for approximately 85% of our sales during 2002.

     MARKETING PROGRAMS AND PROMOTIONAL FORMATS. We strive to develop promotional formats that will stimulate customer purchases from our catalogs and Web sites. Successful promotional formats include different catalog wraps, percent off coupons, dollar discounts on specific order size, and promotional tag lines such as "last chance" offers. Since our inception on the Internet, we have marketed our online retail store in our catalogs. In 2002, approximately 46 million catalog covers advertised our online retail store. This marketing channel has been the principal marketing mechanism to reach our online target audience.

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

     Customers can purchase a one-year membership in our Buyer's Club for a $29.99 fee. For this annual fee, club members can take advantage of and receive additional savings in the form of a 10% discount on all regularly priced items except for ammunition which is limited to a 5% discount and clearance items which have no discount off the advertised price. Our Buyer's Club offers its members exclusive merchandise not offered to other customers. These exclusive product offers are limited quantity items selected for club members. Club members are presented with sneak previews of merchandise offers and given the opportunity to buy limited quantity items prior to non-club customers. Club members also receive member's only bargains in the catalogs and on the Web site via e-mail campaigns.

     We have found through detailed reporting and analyses that the purchase activity, on average, of our Buyer's Club customer is two to three times greater than a non-club member. Consequently, we continually develop new marketing promotions that have significantly increased the number of new club members. Throughout 2002, these same and improved promotional programs continued to be successful. At the end of 2002, we had more than 310,000 members in our Buyer's Club, a 22% increase compared to the end of 2001.

     Another successful marketing program implemented is our installment payment plan, known as the "Buyer's Club 4-Pay Plan," which is available to Buyer's Club members with credit card orders of $100 or more. Payments under the plan consist of 25% of the merchandise charges, plus 100% of any shipping charges and Buyer's Club fees, if applicable, at the time of shipment with three equal installments in 30 day increments, which are automatically charged to the customer's credit card. No interest or additional fees are charged to customers who elect the 4-Pay Plan.

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

OPERATIONS AND FULFILLMENT

     INBOUND CALLS. We maintain an in-house call center. Approximately 57% of customer orders are placed through our toll-free telephone lines which are staffed 24 hours per day, seven days a week, while 13% of orders are received by mail or facsimile and 30% of orders are received at our Web sites. Our telephone system consists of an expandable AT&T GR3 digital switch. We are currently using two DS3 circuits on separate paths for protection in the event of line damage or system failure at a central office location. Additional redundancy protection is provided by using Qwest SHARPS software that will automatically re-route the service path until repairs can be completed. Our system is running nine T-1 lines split across the two DS3 circuits with a maximum capacity of 48 T-1 circuits. Computer telephony integration software identifies the caller and, if known, accesses the customer's records simultaneously with answering the call. When fully staffed, our in-house call center has the capacity of handling up to 2,600 calls per hour on average.

     We also contract with outside call centers to handle calls on an as-needed basis. If calls become backlogged or in the event of telephone system failure, back-up systems and rerouting capabilities allow the outside call centers to handle inbound telephone orders. The outside call centers have a direct connection to our order processing system allowing orders to be processed realtime with updated inventory information.

     ORDER ENTRY. Our in-house call center is staffed with individuals who are familiar with the products offered in the catalogs and can offer assistance to customers on availability, color, size, and other information. Call Center sales representatives use a catalog sales system with pre-written merchandise descriptions and sales offers and are provided monetary incentives to sell additional merchandise to customers who order by phone. During 2002, add-on sales averaging $9.73 per order were made to approximately 29% of all inbound phone orders taken by our in-house call center.

     Processing of customer orders is coordinated and handled by our on-line order entry system. Telephone orders and Internet orders are entered directly into the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks including credit authorization, order picking, packing and shipment. During 2002, our on-line order processing system handled approximately 1.9 million orders.

     CREDIT AND PAYMENT TERMS. Customers can pay for orders by major credit card or check. Orders are shipped after credit card charges are approved or checks are received. Charges are not billed to customer credit cards until the orders are ready for shipment.

     PICKING AND PACKING. Through our fulfillment and delivery methods, we strive to be a low cost operator. We use an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. Packers are provided monetary incentives to ensure accuracy of orders, which has contributed to our distribution accuracy rate in excess of 99% during 2002. We are able to fulfill and ship in excess of 25,000 packages per day. We believe we have sufficient additional capacity available for the foreseeable future which can be utilized by adding more shifts and weekends.

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

     INVENTORY CONTROL. Our merchandise mix results in our maintaining a broad selection of products as well as large quantities of individual products. Consequently, inventory management is an important component of our operations. We employ a cycle count, or perpetual inventory, procedure utilizing R/F (radio frequency) technology which eliminates wall-to-wall physical counts and resulted in 99.9% inventory accuracy during 2002.

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

     Our main hardware platform utilizes IBM RISC 6000 series equipment. The main application system was upgraded in the first quarter of 2002 in anticipation of the 2002 processing needs. This equipment includes redundant components and a combination of Independent Disks (RAID) and mirrored disk technology to ensure optimal data protection.

     Our Web site servers were upgraded in 2002 in preparation for increased volumes and load balancing in 2002. The hardware platform utilizes a mix of Sun servers and NT servers with mirrored disk drives for data protection. A third party hosts and manages our two e-commerce web sites.

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

EMPLOYEES

     As of December 31, 2002, we employed 611 associates, including full-time and part-time staff. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal offices are located at 411 Farwell Avenue, South Saint Paul, Minnesota 55075. We currently lease approximately 430,000 square feet at this facility under a net lease expiring March 2009 and lease an additional distribution facility of approximately 176,000 square feet in Mendota Heights, Minnesota under a net lease expiring July 2003.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any pending litigation other than litigation which is incidental to our business and which we believe is not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning our executive officers and key employees.

                   NAME                       AGE                         POSITION
                   ----                       ---                         --------
EXECUTIVE OFFICERS:
Gary Olen.................................     60    Chairman and Director
Gregory R. Binkley........................     54    President, Chief Executive Officer and Director
Charles B. Lingen.........................     58    Executive Vice President of Finance and
                                                     Administration, Chief Financial Officer,
                                                       Secretary/Treasurer and Director
John M. Casler............................     52    Executive Vice President of Merchandising,
                                                     Marketing and Creative Services
KEY EMPLOYEES:
Dale D. Monson............................     38    Vice President of Information Systems and
                                                     Technology and Chief Information Officer
Douglas E. Johnson........................     47    Vice President of Marketing

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock traded on the Nasdaq National Market under the symbol "SGDE" from February 5, 1998 through February 26, 2001. Our common stock was traded on the Nasdaq SmallCap Market from February 27, 2001 through June 4, 2002. Our common stock was transferred to the Nasdaq National Market effective June 5, 2002.

     The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the Nasdaq National and SmallCap Markets.

                                                          HIGH      LOW
                                                          ----      ---
2001
First Quarter.........................................    $1.31    $0.69
Second Quarter........................................     2.10     0.72
Third Quarter.........................................     2.60     1.86
Fourth Quarter........................................     3.35     2.18
2002
First Quarter.........................................    $5.27    $3.30
Second Quarter........................................     8.83     5.07
Third Quarter.........................................     9.45     6.11
Fourth Quarter........................................     7.29     4.91

HOLDERS

     As of March 17, 2003, there were approximately 250 holders of record of our common stock.

DIVIDENDS

     We have not previously declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for use in our business in the foreseeable future. We are prohibited from paying and declaring cash dividends under the terms of our revolving credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial and operating data for the periods indicated. The Consolidated Statement of Operations Data and Consolidated Balance Sheet Data as of and for each of the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our consolidated financial statements audited by Grant Thornton LLP, independent certified public accountants. The Selected Operating Data as of and for the periods indicated were derived or computed from our circulation or accounting records or the Consolidated Statement of Operations Data identified above. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto.

                                                            YEARS ENDED DECEMBER 31,(1)
                                              --------------------------------------------------------
                                                2002        2001        2000        1999        1998
                                                ----        ----        ----        ----        ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales.....................................    $180,290    $169,675    $154,938    $188,073    $165,383
Cost of sales.............................     120,707     113,086     103,471     123,189     106,393
                                              --------    --------    --------    --------    --------
  Gross profit............................      59,583      56,589      51,467      64,884      58,990
Selling, general and administrative
  expenses................................      52,958      52,250      53,865      63,758      55,915
                                              --------    --------    --------    --------    --------
  Earnings (loss) from operations.........       6,625       4,339      (2,398)      1,126       3,075
Interest expense..........................          (1)       (237)     (1,432)     (1,030)       (843)
Miscellaneous income (expense), net.......        (297)       (349)       (294)        (78)        (70)
                                              --------    --------    --------    --------    --------
  Earnings (loss) before income taxes.....       6,327       3,753      (4,124)         18       2,162
Income tax expense (benefit)..............       2,310       1,000        (935)          6         746
                                              --------    --------    --------    --------    --------
  Net earnings (loss).....................    $  4,017    $  2,753    $ (3,189)   $     12    $  1,416
                                              ========    ========    ========    ========    ========
Net earnings (loss) per share(2):
  Basic...................................    $    .85    $    .58    $   (.67)   $     --    $    .32
                                              ========    ========    ========    ========    ========
  Diluted.................................    $    .80    $    .58    $   (.67)   $     --    $    .31
                                              ========    ========    ========    ========    ========
Weighted average shares outstanding(2):
  Basic...................................       4,752       4,749       4,749       4,748       4,434
                                              ========    ========    ========    ========    ========
  Diluted.................................       5,001       4,759       4,749       4,818       4,616
                                              ========    ========    ========    ========    ========
SELECTED OPERATING DATA:
Catalog and retail outlet generated
  sales...................................    $127,775    $133,476    $131,218    $173,615    $164,116
Internet generated sales(3)...............      52,515      36,199      23,720      14,458       1,267
Gross profit as a percentage of sales.....        33.0%       33.4%       33.2%       34.5%       35.7%
Total catalogs mailed.....................      45,762      47,989      62,498      80,289      75,041
Total active customers(4).................         977       1,039       1,045       1,153       1,133
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................    $ 17,152    $  8,592    $  1,344    $     --    $  2,303
Working capital...........................      18,068      12,952       8,526      11,222      12,444
Total assets..............................      49,513      42,088      38,860      53,258      43,665
Note payable-bank.........................          --          --       5,225      12,598       5,775
Shareholders' equity......................      20,621      16,343      13,590      16,776      16,757

-------------------------
(1) Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 2002, 2001, 2000 and 1999 consisted of 52 weeks and 1998 consisted of 53 weeks.

(2) See Note A-10 in the notes to consolidated financial statements.

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

     Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated approximately $53.0 million in sales in 2002 compared to $1.3 million in 1998. Product sales on the sites accounted for over 30% of our sales in the fourth quarter of 2002 compared to less than 1% for all of 1998.

     In the fall of 2000, we began to aggressively promote and sell the Buyer's Club membership program. In addition, unique catalogs (Buyer's Club Advantage(TM)) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.

     We believe that our value pricing, specialty catalog titles, the Internet and Buyer's Club memberships have been important to our growth in sales and profitability. Our sales have increased from $43 million in 1992 to approximately $180 million in 2002.

FISCAL YEAR

     Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 2002, 2001 and 2000 consisted of 52 weeks.

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

     Stock options issued to employees are accounted for under the intrinsic value method. Pro-forma disclosures as if the fair value method were used are included in Note A-9 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information from our Consolidated Statements of Operations expressed as a percentage of sales:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                              2002        2001        2000
                                                              ----        ----        ----
Sales.......................................................  100.0%      100.0%      100.0%
Cost of sales...............................................   67.0        66.6        66.8
                                                              -----       -----       -----
  Gross profit..............................................   33.0        33.4        33.2
Selling, general and administrative expenses................   29.3        30.8        34.8
                                                              -----       -----       -----
  Earnings (loss) from operations...........................    3.7         2.6       (1.6)
Interest and miscellaneous expense, net.....................    0.2         0.4         1.1
                                                              -----       -----       -----
  Earnings (loss) before income taxes.......................    3.5         2.2       (2.7)
Income tax expense (benefit)................................    1.3         0.6       (0.6)
                                                              -----       -----       -----
  Net earnings (loss).......................................    2.2%        1.6%      (2.1)%
                                                              =====       =====       =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

     SALES. Sales for 2002 of $180.3 million were $10.6 million or 6.2% higher than sales of $169.7 million for 2001. The increase in sales was primarily due to higher sales generated from unique product offerings on the Internet. Internet related sales continue to grow, year over year, as we continue to make enhancements to our Web site and implement and improve upon various marketing and merchandising programs. For 2002, catalog related sales increased slightly over the prior year's sales level in spite of an approximate 5% planned reduction in our catalog circulation. As a result of a more effective mail plan and the further implementation of several marketing and merchandising strategies, the overall catalog productivity improved over the prior year primarily as a result of a higher average customer order amount.

     As of December 31, 2002, our Buyer's Club membership had increased to 310,000, up 22% over the 254,000 reported as of December 31, 2001.

     Sales generated through the Internet increased in 2002 to approximately 29% of sales compared to approximately 21% of sales in 2001. Sales generated through the Internet are defined as those that are derived from our Web sites, catalog orders processed online and online offers placed by telephone.

     Gross returns and allowances for 2002 were $12.7 million or 6.6% of gross sales compared to $13.9 million or 7.6% of gross sales in 2001. The decrease in gross returns and allowances, as a percentage of sales, was primarily due to lower than anticipated customer returns on several 2001 catalogs.

     GROSS PROFIT. Gross profit for 2002 was $59.6 million or 33.0% of sales compared to $56.6 million or 33.4% of sales in 2001. The decrease in the gross profit percentage for the year was primarily due to promotional pricing and also from a shift of sales within various product categories. We continue to employ promotional pricing techniques to maintain our competitive position. In 2002, sales in the higher gross profit categories of footwear and government surplus were down compared to the prior year and sales in lower gross profit categories of optics and hardware were up compared to the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $53.0 million or 29.3% of sales during 2002 compared to $52.2 million or 30.8% of sales during 2001.

     Selling, general and administrative expenses, as a percentage of sales, for the year 2002 were lower compared to the same period last year primarily due to higher Internet sales, improved catalog productivity and lower order processing costs as a result of the increase in sales generated through the Internet. The dollar increase in selling, general and administrative expenses was primarily due to higher medical/workers compensation expenses, increase facility costs as a result of leasing additional, temporary warehouse space and higher incentive compensation as a result of improved Company performance. The dollar increase in selling, general and administrative expenses was offset somewhat by lower advertising spending from the reduction in catalog circulation.

     Total circulation was 46 million catalogs during 2002 compared to 48 million catalogs during 2001. The decrease in catalog circulation was due to the planned reduction in the number of specialty catalog editions offset somewhat by the addition of three Buyer's Club Advantage (TM) catalog editions. During 2002, we mailed 34 catalog editions consisting of 11 main catalogs, 12 Buyer's Club Advantage(TM) catalogs and 11 specialty catalogs compared to 36 catalog editions during 2001 consisting of 11 main catalogs, nine Buyer's Club Advantage(TM) catalog and 16 specialty catalogs.

     Advertising expense for 2002 was $30.1 million or 16.7% of sales compared to $30.8 million or 18.1% of sales for 2001. The decrease in advertising expense, as a percentage of sales, for 2002 compared to 2001 was primarily due to higher Internet sales and improved catalog productivity. Advertising expense, in dollars, for 2002 was lower compared to the same period last year primarily as a result of the planned reduction in the catalog circulation partially offset by the impact of a postage rate increase and increased page counts.

     EARNINGS FROM OPERATIONS. Earnings from operations were $6.6 million or 3.7% of sales during 2002 compared to $4.3 million or 2.6% of sales during 2001. The increase in earnings was primarily due to higher Internet sales and a more effective mail plan yielding more productive catalogs.

     INTEREST EXPENSE. Interest expense for 2002 was $1,000 compared to $0.2 million for the same period last year. The decrease in interest expense was largely due to lower average levels of bank borrowings.

     INCOME TAXES. Income tax expense for 2002 was $2.3 million compared to $1.0 million for 2001. In 2001, the effective rate of 26.6% reflects a benefit from the reversal of a deferred tax asset valuation allowance established in 2000.

     NET EARNINGS. Net earnings for 2002 were $4.0 million compared to $2.8 million for 2001.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

     SALES. Sales for 2001 of $169.7 million were $14.8 million or 9.6% higher than sales of $154.9 million for 2000. The increase in sales was primarily due to higher sales generated from both the Internet and the catalogs. For 2001, sales generated through the catalogs increased over the prior year's sales level in spite of a planned reduction in our catalog circulation. Year over year, our catalog circulation was down approximately 23% in accordance with our plans. As a result of the reductions in catalog circulation as well as the implementation of several marketing and merchandising strategies, overall customer response rates improved significantly in 2001 over the previous year. In 2001, we implemented a more effective and profitable mail plan with the elimination of catalog mailings to unprofitable customer segments of the house customer file and combined the clothing/footwear specialty catalogs with the monthly main catalogs to reduce saturation and produce a more cost effective mail plan. We also created and mailed catalogs exclusively to our Buyer's Club members to increase overall sales and profitability. As of December 31, 2001, our Buyer's Club membership had increased to 254,000, up 91% over the 133,000 reported as of December 31, 2000. Management believes sales for the fourth quarter of 2001 were up as a result of September 11, 2001, as these events may have influenced consumer shopping behavior to favor at-home shopping over retail stores or malls and stimulated sales of some military surplus merchandise.

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

     Advertising expense for 2001 was $30.8 million or 18.1% of sales compared to $31.3 million or 20.2% of sales for 2000. The decrease in advertising expense, as a percentage of sales, for 2001 compared to 2000 was primarily due to improved customer response rates and higher sales generated through the Internet. Advertising expense, in dollars, for 2001 was virtually flat when compared to the same period last year. The reduction in advertising expenses directly related to the decrease in catalog circulation was virtually offset by a higher cost of catalogs. The higher cost of catalogs for 2001 stemmed largely from increased page counts, the creation of more expensive Buyer's Club exclusive specialty editions and rate increases in our postage and paper.

     EARNINGS (LOSS) FROM OPERATIONS. Earnings from operations were $4.3 million or 2.6% of sales during 2001 compared to a loss of $(2.4) million during 2000. The increase in earnings was primarily due to a more effective mail plan yielding higher customer response rates and higher Internet sales.

     INTEREST EXPENSE. Interest expense for 2001 was $0.2 million compared to $1.4 million for the same period last year. The decrease in interest expense was largely due to lower average levels of bank borrowings primarily as a result of lower inventories and improved profitability.

     INCOME TAXES. Income tax expense for 2001 was $1.0 million compared to a tax benefit of $(0.9) million for 2000. The income tax benefit for 2000 represented recovery of federal taxes paid in 1999 and 1998. In 2001, the effective rate of 26.6% reflects a benefit from the reversal of a deferred tax asset valuation allowance established in 2000.

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

     The following table provides certain unaudited financial information for each of the quarters shown:

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Sales.....................................       $41,631          $34,928           $36,946          $66,785
Gross profit..............................        13,469           10,688            11,389           24,037
Earnings from operations..................         1,216              494               366            4,549
Net earnings..............................           784              317               269            2,647
Net diluted earnings per share............           .16              .06               .05              .53
2001
Sales.....................................       $38,931          $31,796           $36,472          $62,476
Gross profit..............................        11,740           10,480            11,897           22,472
Earnings (loss) from operations...........           (14)            (138)                9            4,482
Net earnings (loss).......................          (167)            (207)             (124)           3,251
Net diluted earnings (loss) per share.....          (.04)            (.04)             (.03)             .68

     During the fourth quarter of 2001, the Company recorded an income tax benefit of $427,000 related to the reversal of a previously established deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. We had working capital of $18.1 million as of December 31, 2002 compared to $13.0 million as of December 31, 2001, with current ratios of
1.6 to 1.0 and 1.5 to 1.0, respectively. The increase of $5.1 million was primarily due to the improved cash position resulting primarily from increased profitability.

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

     We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $2.3 million at December 31, 2002 compared to $2.1 million at December 31, 2001. The installment plan will continue to require the allocation of working capital which we expect to fund from operations and availability under our revolving credit facility.

     We have an Amended and Restated Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base, expiring in May 2005. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving credit line is collateralized by substantially all of our assets.

     All borrowings are subject to various covenants. The most restrictive covenants include a limit on quarterly measurements of year-to-date earnings
(loss), minimum gross margin percentage, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets and prohibits the payment of dividends to shareholders. As of December 31, 2002, we were in compliance with or had obtained waivers for all applicable covenants under the revolving line of credit agreement. We had no borrowings against the revolving credit line at December 31, 2002 and December 31, 2001. Outstanding letters of credit were $2.6 million at the end of 2002 compared to $2.4 million at the end of 2001.

     The Company has several long-term operating leases and other commitments related to building facilities, computer equipment, and long-distance telephone services with varying terms as long as seven years.

     At December 31, 2002, future minimum commitments under the above agreements are as follows for the years ended December 31, (in thousands):

2003........................................................    $ 2,787
2004........................................................      2,136
2005........................................................      1,997
2006........................................................      1,988
2007........................................................      1,988
Thereafter..................................................      2,486
                                                                -------
                                                                $13,382
                                                                =======

     OPERATING ACTIVITIES. Cash flows provided by operating activities during 2002 were $9.2 million compared to $13.0 million in 2001. The decrease in cash provided by operations was primarily the result of the payment of 2001 income taxes in 2002.

     Cash flows provided by operating activities during 2001 were $13.0 million compared to $10.2 million in 2000. The increase in cash provided by operations was primarily the result of increased net earnings.

     INVESTING ACTIVITIES. Cash flows used in investing activities during 2002 were $0.9 million compared to $0.5 million in 2001. During 2002, we expended funds for computer equipment and software and machinery and equipment.

     Cash flows used in investing activities during 2001 were $0.5 million compared to $1.5 million in 2000. During 2001 and 2000, we expended funds for computer equipment and software and machinery and equipment.

     FINANCING ACTIVITIES. Cash flows provided by financing activities during 2002 were $0.3 million compared to cash flows used in financing activities of $5.2 million during 2001. Cash flows used in financing activities during 2001 were primarily comprised of payments to reduce outstanding borrowings under the revolving line of credit. During 2002, we did not borrow under the revolving line of credit.

     Cash flows used in financing activities during 2001 were $5.2 million compared to $7.4 million during 2000. Cash flows used in financing activities during 2001 and 2000 were primarily comprised of payments to reduce outstanding borrowings under the revolving line of credit.

     We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued Statement 148 (FAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure. FAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on the Company's consolidated financial position or results of operation.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company for its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and schedules are included herein:

                                                                PAGE
                                                                ----
Financial Statements:
  Report of Independent Certified Public Accountants........     20
  Consolidated Balance Sheets as of December 31, 2002 and
     2001...................................................     21
  Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000.......................     22
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 2002, 2001 and 2000...     23
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000.......................     24
  Notes to Consolidated Financial Statements................     25
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for the
     years ended December 31, 2002, 2001 and 2000...........     34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
The Sportsman's Guide, Inc.

     We have audited the accompanying consolidated balance sheets of The Sportsman's Guide, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sportsman's Guide, Inc. as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                          Grant Thornton LLP

                                          /s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 6, 2003

                          THE SPORTSMAN'S GUIDE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,        DECEMBER 31,
                                                                    2002                2001
                                                                ------------        ------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................       $17,152             $ 8,592
  Accounts receivable -- net................................         3,014               2,759
  Inventory.................................................        20,593              21,076
  Promotional material......................................         2,540               3,614
  Prepaid expenses and other................................         1,133                 933
  Deferred income taxes.....................................         2,409               1,482
                                                                   -------             -------
       Total current assets.................................        46,841              38,456
PROPERTY AND EQUIPMENT -- NET...............................         2,672               3,632
                                                                   -------             -------
       Total assets.........................................       $49,513             $42,088
                                                                   =======             =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................       $16,230             $15,201
  Accrued expenses..........................................         3,896               2,782
  Income taxes payable......................................         1,882               2,184
  Deferred revenue..........................................         3,706               2,993
  Returns reserve...........................................         1,738               1,402
  Customer deposits and other liabilities...................         1,321                 942
                                                                   -------             -------
       Total current liabilities............................        28,773              25,504
LONG-TERM LIABILITIES
  Deferred income taxes.....................................           119                 241
                                                                   -------             -------
       Total liabilities....................................        28,892              25,745
COMMITMENTS AND CONTINGENCIES...............................            --                  --
SHAREHOLDERS' EQUITY
  Common Stock -- $.01 par value; 36,800,000 shares
     authorized; 4,753,810 and 4,748,810 shares issued and
     outstanding at December 31, 2002 and 2001..............            47                  47
  Additional paid-in capital................................        11,588              11,565
  Stock subscription receivable.............................            --                (238)
  Retained earnings.........................................         8,986               4,969
                                                                   -------             -------
       Total shareholders' equity...........................        20,621              16,343
                                                                   -------             -------
       Total liabilities and shareholders' equity...........       $49,513             $42,088
                                                                   =======             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2002          2001          2000
                                                                   ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.......................................................     $180,290      $169,675      $154,938
Cost of sales...............................................      120,707       113,086       103,471
                                                                 --------      --------      --------
     Gross profit...........................................       59,583        56,589        51,467
Selling, general and administrative expenses................       52,958        52,250        53,865
                                                                 --------      --------      --------
     Earnings (loss) from operations........................        6,625         4,339        (2,398)
Interest expense............................................           (1)         (237)       (1,432)
Miscellaneous income (expense), net.........................         (297)         (349)         (294)
                                                                 --------      --------      --------
     Earnings (loss) before income taxes....................        6,327         3,753        (4,124)
Income tax expense (benefit)................................        2,310         1,000          (935)
                                                                 --------      --------      --------
     Net earnings (loss)....................................     $  4,017      $  2,753      $ (3,189)
                                                                 ========      ========      ========
Net earnings (loss) per share:
  Basic.....................................................     $    .85      $    .58      $   (.67)
                                                                 ========      ========      ========
  Diluted...................................................     $    .80      $    .58      $   (.67)
                                                                 ========      ========      ========
Weighted average common and common equivalent shares
  outstanding:
  Basic.....................................................        4,752         4,749         4,749
                                                                 ========      ========      ========
  Diluted...................................................        5,001         4,759         4,749
                                                                 ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                          COMMON STOCK      ADDITIONAL       STOCK                        TOTAL
                                        ----------------     PAID-IN      SUBSCRIPTION    RETAINED    SHAREHOLDERS'
                                        SHARES    AMOUNT     CAPITAL       RECEIVABLE     EARNINGS       EQUITY
                                        ------    ------    ----------    ------------    --------    -------------
                                                                      (IN THOUSANDS)
Balances at December 31, 1999.......    4,748      $47       $11,562         $(238)       $ 5,405        $16,776
  Exercise of stock options.........        1       --             3            --             --              3
  Net loss..........................       --       --            --            --         (3,189)        (3,189)
                                        -----      ---       -------         -----        -------        -------
Balances at December 31, 2000.......    4,749       47        11,565          (238)         2,216         13,590
  Net earnings......................       --       --            --            --          2,753          2,753
                                        -----      ---       -------         -----        -------        -------
Balances at December 31, 2001.......    4,749       47        11,565          (238)         4,969         16,343
  Exercise of stock options.........        5       --            23            --             --             23
  Payment of stock subscription
     receivable.....................       --       --            --           238             --            238
  Net earnings......................       --       --            --            --          4,017          4,017
                                        -----      ---       -------         -----        -------        -------
Balances at December 31, 2002.......    4,754      $47       $11,588         $  --        $ 8,986        $20,621
                                        =====      ===       =======         =====        =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2002       2001       2000
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................    $ 4,017    $ 2,753    $(3,189)
  Adjustments to reconcile net earnings (loss) to cash
     provided by operating activities:
     Depreciation and amortization..........................      1,579      1,770      2,111
     Deferred income taxes..................................     (1,049)    (1,241)      (170)
     Loss on disposal of property and equipment.............        310         77         78
     Other..................................................         13        123        (12)
     Changes in assets and liabilities:
       Accounts receivable..................................       (255)       959      1,179
       Inventory............................................        483      1,729     14,598
       Promotional material.................................      1,074         21        800
       Prepaid expenses and other...........................       (200)       589       (763)
       Income taxes.........................................       (302)     2,953       (769)
       Checks written in excess of bank balances............         --         --     (2,425)
       Accounts payable.....................................      1,029      1,097     (1,964)
       Accrued expenses.....................................      1,114        549        424
       Customer deposits and other liabilities..............      1,414      1,642        308
                                                                -------    -------    -------
          Cash flows provided by operating activities.......      9,227     13,021     10,206
Cash flows from investing activities:
  Purchases of property and equipment.......................       (928)      (563)    (1,508)
  Other.....................................................         --         15         16
                                                                -------    -------    -------
          Cash flows used in investing activities...........       (928)      (548)    (1,492)
Cash flows from financing activities:
  Net payments on revolving credit line.....................         --     (5,225)    (7,373)
  Proceeds from exercise of stock options...................         23         --          3
  Proceeds from payment of stock subscription receivable....        238         --         --
                                                                -------    -------    -------
          Cash flows provided by (used in) financing
            activities......................................        261     (5,225)    (7,370)

Increase in cash and cash equivalents.......................      8,560      7,248      1,344
Cash and cash equivalents at beginning of the year..........      8,592      1,344         --
                                                                -------    -------    -------
Cash and cash equivalents at end of the year................    $17,152    $ 8,592    $ 1,344
                                                                =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest...............................................    $     1    $   274    $ 1,404
     Income taxes...........................................      3,661        176         71

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. DESCRIPTION OF BUSINESS

     The Sportsman's Guide, Inc. (the "Company") is a company offering value priced outdoor and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear sold through both catalogs and Internet Web sites. The Company conducts its primary operations out of one office, two warehouse facilities and one retail outlet store in Minnesota, distributes its catalogs throughout the United States and operates two e-commerce Web sites. The Company operates in one business segment.

2. CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

3. REVENUE RECOGNITION

     Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. The provision charged against sales was $9.0 million, $10.2 million and $9.5 million during the years ended December 31, 2002, 2001 and 2000. Reserves for returns, net of exchanges, were $1.7 million and $1.4 million at December 31, 2002 and 2001.

     Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment. Sales include shipping and handling revenues of $23.5 million, $23.4 million and $21.9 million for the years ended December 31, 2002, 2001 and 2000.

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

4. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents. The Company also considers credit card settlements in-transit as cash for reporting purposes. Cash equivalents at December 31, 2002 and 2001 were invested in a money market fund.

5. ACCOUNTS RECEIVABLE

     Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing an installment payment plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $195,000 and $211,000 at December 31, 2002 and 2001.

6. INVENTORY

     Inventory consists of purchased finished merchandise available for sale and is recorded at the lower of cost or market with the first-in, first-out method used to determine cost.

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9. STOCK OPTIONS

     Stock options issued to employees are accounted for under the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based compensation cost is reflected in net income (loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value method of accounting stock options under the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation(in thousands, except per share data):

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 2002      2001      2000
                                                                 ----      ----      ----
Net income (loss) as reported...............................    $4,017    $2,753    $(3,189)
Deduct: Total stock-based employee compensation expense
  under the fair value method for all awards, net of related
  tax effects...............................................      (180)     (253)      (284)
                                                                ------    ------    -------
Pro-forma net income (loss).................................    $3,837    $2,500    $(3,473)
                                                                ======    ======    =======
Earnings (Loss) Per Share:
  Basic -- as reported......................................    $  .85    $  .58    $  (.67)
  Basic -- pro-forma........................................       .82       .57       (.73)
  Diluted -- as reported....................................    $  .80    $  .58    $  (.67)
  Diluted -- pro-forma......................................       .78       .57       (.73)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 94 percent in 2002, 95 percent in 2001, and 87 percent in 2000; risk-free interest rate of
4.05 percent in 2002, 5.50 percent in 2001, and 6.15 percent in 2000; and expected life of 10 years for all years presented.

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

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     For the years ended December 31, 2002 and 2001, 248,228 and 10,042 common share equivalents were included in the computation of diluted net earnings per share. For the year ended December 31, 2000, no common share equivalents were included in the computation of diluted net loss per share. If the Company had reported net income in the year ended December 31, 2000, 12,457 common share equivalents would have been included in the computation of diluted net earnings per share.

     Options and warrants to purchase 325,032, 683,549 and 650,388 shares of common stock with a weighted average exercise price of $7.22, $5.68 and $6.01 were outstanding at December 31, 2002, 2001 and 2000, but were not included in the computation of diluted net earnings (loss) per share because the exercise price exceeded the average market price of the common shares during the period.

11. FISCAL YEAR

     The Company's fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, all periods are described as if the year end is December 31. Fiscal years 2002, 2001 and 2000 consisted of 52 weeks.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Due to their short-term nature, the carrying value of the Company's current financial assets and liabilities approximates their fair values. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

13. RECLASSIFICATIONS

     Certain 2001 and 2000 amounts have been reclassified to conform to 2002 financial statement presentation.

14. USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

     Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

15. RECENTLY RELEASED ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued Statement 148 (FAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure. FAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on the Company's consolidated financial position or results of operation.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of FIN 45 are effective for the Company for its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

NOTE B -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,     ESTIMATED
                                                                  2002            2001        USEFUL LIVES
                                                              ------------    ------------    ------------
Machinery, equipment and furniture........................      $ 5,448         $ 5,330         3-7 years
Leasehold improvements....................................        1,696           1,781        Lease life
Computer equipment and accessories........................        2,793           2,303         3-5 years
Computer software.........................................        4,112           4,588         3-5 years
                                                                -------         -------
                                                                 14,049          14,002
Less accumulated depreciation and amortization............       11,377          10,370
                                                                -------         -------
                                                                $ 2,672         $ 3,632
                                                                =======         =======

NOTE C -- REVOLVING CREDIT FACILITY

     In September 2002, the Company entered into an Amended Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base, expiring in May 2005. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory, plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving credit line is collateralized by substantially all of the assets of the Company.

     All borrowings are subject to various covenants. The most restrictive covenants include a limit on quarterly measurements of year-to-date earnings
(loss), minimum gross margin percentage, maximum days inventory levels (as defined), maximum annual spending levels for capital assets and prohibits the payment of dividends to shareholders. As of December 31, 2002, the Company was in compliance with or had obtained waivers for all applicable covenants under the revolving line of credit agreement.

     The following is a summary of the credit facility (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 2002        2001        2000
                                                                 ----        ----        ----
Borrowings at end of year...................................    $   --      $   --      $ 5,225
Interest rate at end of year................................      4.25%        6.0%         9.5%
Maximum month-end borrowing during the year.................    $   --      $9,127      $18,679
Average daily borrowing during the year.....................    $   --      $3,063      $15,132
Weighted average interest rate during the year..............       N/A        7.76%        9.47%
Outstanding letters of credit at end of year................    $2,619      $2,429      $ 1,868

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 2002       2001      2000
                                                                 ----       ----      ----
Current
  Federal...................................................    $ 3,337    $ 2,111    $(946)
  State.....................................................         22        130      181
                                                                -------    -------    -----
                                                                  3,359      2,241     (765)
Deferred
  Federal...................................................     (1,049)    (1,241)    (170)
                                                                -------    -------    -----
                                                                $ 2,310    $ 1,000    $(935)
                                                                =======    =======    =====

     Differences between income tax expense (benefit) and amounts derived by applying the statutory federal income tax rate to earnings (loss) before income taxes are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                2002      2001       2000
                                                                ----      ----       ----
U.S. federal statutory rate.................................    34.0%     34.0%      (34.0)%
State taxes.................................................     0.3        2.3        4.0
Change in valuation allowance...............................      --      (11.4)      10.4
Prior year over (under) accrual.............................     0.8        0.9       (2.4)
Other.......................................................     1.4        0.8       (0.7)
                                                                ----      -----      -----
                                                                36.5%     26.6%      (22.7)%
                                                                ====      =====      =====

     The components of deferred taxes consist of the following (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2002            2001
                                                                ------------    ------------
Current deferred tax assets (liabilities):
  Inventory.................................................       $  801          $  673
  Vacation accrual..........................................          151             174
  Returns reserve...........................................          591             485
  Promotional material......................................         (188)           (597)
  Prepaid expenses..........................................         (216)           (189)
  Severance agreements......................................           --              51
  Deferred revenue..........................................        1,038             694
  Other.....................................................          232             191
                                                                   ------          ------
     Deferred tax asset.....................................        2,409           1,482
Long-term deferred tax assets (liabilities):
  Internally developed software.............................         (872)           (872)
  Depreciation..............................................          753             631
                                                                   ------          ------
     Deferred tax liability.................................         (119)           (241)
                                                                   ------          ------
     Net deferred tax asset.................................       $2,290          $1,241
                                                                   ======          ======

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- COMMITMENTS AND CONTINGENCIES

LEASE AND OTHER COMMITMENTS

     The Company has several long-term operating leases and other commitments related to building facilities, computer equipment, and long-distance telephone services with varying terms as long as seven years.

     At December 31, 2002, future minimum commitments under the above agreements are as follows for the years ended December 31, (in thousands):

2003........................................................    $ 2,787
2004........................................................      2,136
2005........................................................      1,997
2006........................................................      1,988
2007........................................................      1,988
Thereafter..................................................      2,486
                                                                -------
                                                                $13,382
                                                                =======

     In August 2001, the Company exercised an option to lease an additional 100,000 square feet at the Farwell Avenue location effective December 2002. The Company also exercised an option to renew its existing lease at the Farwell Avenue location for another five years.

     Rent expense was $2.5 million, $2.6 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with three of its officers. The agreements contain various terms and conditions including a provision for the officers to receive up to three years of base salary upon the occurrence of certain events as defined in the agreement. The officers' agreements provide for automatic annual renewal unless two months' prior written notice is provided by the Company or the officer.

     The Company has entered into an agreement with Gary Olen pursuant to which Mr. Olen has granted the Company the exclusive right to use his name and likeness and provides services to the Company. The agreement continues until June 30, 2007 and is automatically renewed for additional one-year terms unless either party gives one year's notice of non-renewal. The Company pays Mr. Olen $50,000 per year under the agreement, subject to an annual cost of living adjustment, plus benefits.

PROFIT SHARING PLAN

     The Company has a 401(k) plan covering substantially all employees. The Plan allows the Company to make discretionary matching contributions to the plan. During 2002 and 2001, the Company made contributions of $110,000 and $85,000.

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

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company is not a party to any pending legal proceedings other than litigation which is incidental to its business and which the Company believes will not have a material effect on its consolidated financial statements.

NOTE F -- RELATED PARTY TRANSACTIONS

     The Company purchased $0.6 million of inventory during the year ended December 31, 2000 from companies partially owned by a director of the Company. No such purchases were made in 2002 or 2001.

     During 1998, the Company loaned $238,000 to an officer of the Company to be repaid over five years with interest at 5.69% per annum. In April 2002, the outstanding loan balance and accrued interest was paid in full.

NOTE G -- SHAREHOLDERS' EQUITY

     The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares.

STOCK OPTIONS

     The Company has a stock option plan (the "1991 Plan") which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 35,000 shares of common stock are reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. At December 31, 2002, 23,000 options were outstanding, of which 19,250 options were exercisable.

     The Company has a non-qualified stock option plan (the "1994 Plan") which provides for the issuance of options to purchase up to 100,000 shares of the Company's common stock to certain employees, contingent upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a ten year period from the date of grant. At December 31, 2002, a total of 32,126 options were outstanding, all of which were exercisable.

     The Company has an incentive stock option plan (the "1996 Plan") which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. At December 31, 2002, a total of 495,280 options were outstanding, of which 492,780 options were exercisable.

     The Company has an incentive stock option plan (the "1999 Plan") which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1999 Plan. Options issued under the 1999 Plan are exercisable over a ten year period from the date of grant. At December 31, 2002, a total of 500,000 options were outstanding, of which 83,333 were exercisable.

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- SHAREHOLDERS' EQUITY (CONTINUED)

     The following applies to options that are outstanding at December 31, 2002:

                                                                             WEIGHTED                   WEIGHTED
                                                         WEIGHTED AVERAGE    AVERAGE                    AVERAGE
                                            NUMBER          REMAINING        EXERCISE      NUMBER       EXERCISE
       RANGE OF EXERCISE PRICES           OUTSTANDING    CONTRACTUAL LIFE     PRICE      EXERCISABLE     PRICE
       ------------------------           -----------    ----------------    --------    -----------    --------
$0.94.................................        15,000         8 years          $0.94         11,250       $0.94
$2.50 -- $3.70........................       342,180         8 years          $2.85        175,513       $2.75
$3.94 -- $5.88........................       173,776         5 years          $4.82        171,276       $4.83
$6.50 -- $8.70........................       519,450         8 years          $6.70        269,450       $6.65
                                           ---------                                       -------
                                           1,050,406                                       627,489
                                           =========                                       =======

     A summary of the stock option transactions during the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                 2002                    2001                   2000
                                         ---------------------    -------------------    -------------------
                                                      WEIGHTED               WEIGHTED               WEIGHTED
                                                      AVERAGE                AVERAGE                AVERAGE
                                                      EXERCISE               EXERCISE               EXERCISE
                                          SHARES       PRICE      SHARES      PRICE      SHARES      PRICE
                                          ------      --------    ------     --------    ------     --------
Outstanding at beginning of year.....      807,156     $4.52      580,856     $5.24      617,069     $5.34
  Granted............................      250,000      6.75      250,000      2.95       25,000      2.14
  Exercised..........................       (5,000)     4.53           --        --       (1,000)     2.50
  Canceled...........................       (1,750)     6.30       (5,275)     6.40      (23,200)     5.48
  Expired............................           --        --      (18,425)     5.34      (37,013)     4.71
                                         ---------     -----      -------     -----      -------     -----
Outstanding at end of year...........    1,050,406     $5.05      807,156     $4.52      580,856     $5.24
                                         =========     =====      =======     =====      =======     =====
Options exercisable at end of year...      627,489     $4.96      525,156     $5.25      456,456     $5.10
                                         =========     =====      =======     =====      =======     =====
Weighted average fair value of
  options granted during the year....                  $6.00                  $2.66                  $1.88

WARRANTS

     In connection with a public offering of common stock in 1998, warrants to purchase 100,000 shares of common stock at $8.45 per share were issued. The warrants are exercisable immediately and expire February 2003. At December 31, 2002, 100,000 warrants were outstanding, all of which were exercisable.

NOTE H -- ADVERTISING EXPENSE

     Selling, general and administrative expenses include advertising expenses of $30.1 million, $30.8 million and $31.3 million for the years ended December 31, 2002, 2001 and 2000.

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following table provides certain unaudited financial information for each of the quarters shown:

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Sales.....................................       $41,631          $34,928           $36,946          $66,785
Gross profit..............................        13,469           10,688            11,389           24,037
Earnings from operations..................         1,216              494               366            4,549
Net earnings..............................           784              317               269            2,647
Net diluted earnings per share............           .16              .06               .05              .53
2001
Sales.....................................       $38,931          $31,796           $36,472          $62,476
Gross profit..............................        11,740           10,480            11,897           22,472
Earnings (loss) from operations...........           (14)            (138)                9            4,482
Net earnings (loss).......................          (167)            (207)             (124)           3,251
Net diluted earnings (loss) per share.....          (.04)            (.04)             (.03)             .68

     During the fourth quarter of 2001, the Company recorded an income tax benefit of $427,000 related to the reversal of a previously established deferred tax asset valuation allowance.

                          THE SPORTSMAN'S GUIDE, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

         COLUMN A                 COLUMN B                   COLUMN C                     COLUMN D          COLUMN E
---------------------------      ----------      ---------------------------------      ------------      -------------
                                                             ADDITIONS
                                                 ---------------------------------
                                                     (1)                (2)
                                 BALANCE AT      CHARGED TO:        CHARGED TO:
                                 BEGINNING        COSTS AND       OTHER ACCOUNTS--      DEDUCTIONS--       BALANCE AT
        DESCRIPTION              OF PERIOD        EXPENSES            DESCRIBE           DESCRIBE*        END OF PERIOD
---------------------------      ----------      -----------      ----------------      ------------      -------------
                                                               (IN THOUSANDS OF DOLLARS)
RETURNS RESERVE
  December 31, 2002........        $1,402          $ 9,040               $--              $ 8,704            $1,738
  December 31, 2001........           681           10,173               --                 9,452             1,402
  December 31, 2000........         1,180            9,528               --                10,027               681

-------------------------
* Represents actual returns from customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our Annual Meeting of Shareholders on May 2, 2003 and is incorporated herein by reference, except for certain information concerning our executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth under "Executive Compensation" in the Proxy Statement for our Annual Meeting of Shareholders on May 2, 2003 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our Annual Meeting of Shareholders on May 2, 2003 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth under "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for our Annual Meeting of Shareholders on May 2, 2003 and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS

         The following financial statements of the Company are included herein at Item 8.

           Report of Independent Certified Public Accountants

           Consolidated Balance Sheets as of December 31, 2002 and 2001

           Consolidated Statements of Operations for the years ended December
             31, 2002, 2001 and 2000

           Consolidate Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows for the years ended December
             31, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of the Company is included herein at Item 8.

           Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

         3. EXHIBITS

         See Exhibit Index at page 40 of this report.

     (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SPORTSMAN'S GUIDE, INC.

                                          By    /s/ GREGORY R. BINKLEY
                                          --------------------------------------
                                                    Gregory R. Binkley
Date: March 20, 2003                      President and Chief Executive Officer

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

                  SIGNATURE                                 CAPACITY                          DATE
                  ---------                                 --------                          ----

           /s/ GREGORY R. BINKLEY                President, Chief Executive
---------------------------------------------      Officer and Director
             Gregory R. Binkley                    (principal executive officer)

            /s/ CHARLES B. LINGEN                Executive Vice President of
---------------------------------------------      Finance and Administration,
              Charles B. Lingen                    Chief Financial Officer,                 March 20, 2003
                                                   Secretary/Treasurer and
                                                   Director (principal financial
                                                   and accounting officer)

                 GARY OLEN*                      Chairman of the Board and
---------------------------------------------      Director
                  Gary Olen

              VINCENT W. SHIEL*                  Director
---------------------------------------------
              Vincent W. Shiel

             LEONARD M. PALETZ*                  Director
---------------------------------------------
              Leonard M. Paletz

              WILLIAM T. SENA*                   Director
---------------------------------------------
               William T. Sena

               JAY A. LEITCH*                    Director
---------------------------------------------
                Jay A. Leitch

         *By /s/ GREGORY R. BINKLEY
     ---------------------------------------
             Gregory R. Binkley,
              Attorney-In-Fact

                                 CERTIFICATIONS

     I, Gregory R. Binkley, certify that:

        1. I have reviewed this annual report on Form 10-K of The Sportsman's Guide, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By:     /s/ GREGORY R. BINKLEY
    ----------------------------------
    Gregory R. Binkley
    President and Chief Executive
    Officer

     I, Charles B. Lingen, certify that:

        1. I have reviewed this annual report on Form 10-K of The Sportsman's Guide, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By:      /s/ CHARLES B. LINGEN
    ----------------------------------
    Charles B. Lingen
    Executive Vice President of
    Finance and
    Administration and Chief Financial
    Officer

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
   3.1     Restated Articles of Incorporation as restated through March
           5, 1997 (incorporated by reference to Exhibit 3.1 to Form
           10-K for the year ended December 27, 1996, File No. 0-15767)
   3.2     Bylaws (incorporated by reference to Exhibit 3.2 to Form
           S-18 Registration Statement No. 33-4496C filed April 1,
           1986)
   4.1     Specimen of the Company's Common Stock certificate
           (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May
           8, 1986)
   4.2     Rights Agreement dated as of May 11, 1999 between the
           Company and Norwest Bank Minnesota, N.A., as Rights Agent
           (incorporated by reference to Exhibit 4.1 to Form 8-K dated
           May 11, 1999)
  10.1     Letter of agreement between Vincent W. Shiel and the Company dated September 8, 1989 (incorporated by reference to
           Exhibit 19.1 to Form 10-Q for the quarter ended September
           29, 1989)
  10.2*    The Company's 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year
           ended December 27, 1991)
  10.3     Industrial Real Estate Lease between the Company and CB
           Commercial Real Estate Group, Inc. dated April 22, 1993
           (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)
  10.4     Amendment to Industrial Real Estate Lease between the
           Company and American Real Estate Holdings, L.P. dated
           February 23, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998)
  10.5     Industrial Real Estate Lease between the Company and AMB
           Property, L.P. as amended May 24, 1999 (incorporated by
           reference to Exhibit 10.1 to Form 10-Q for the quarter ended
           July 4, 1999)
  10.6     Amended and Restated Credit and Security Agreement by and
           among the Company, The Sportsman's Guide Outlet, Inc. and
           Wells Fargo Bank Minnesota, National Association dated
           September 5, 2002 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002)
  10.7*    Form of Stock Option Agreement pursuant to the Company's
           1994 Non-Qualified Performance Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended
           December 27, 1996)
  10.8*    The Company's 1996 Stock Option Plan (incorporated by
           reference to Exhibit 10.17 to Form 10-K for the year ended
           December 27, 1996)
  10.9*    Form of Employment Agreement with members of senior
           management (incorporated by reference to Exhibit 10.10 to
           Amendment No. 1 to Form S-2 Registration Statement No.
           333-31111 filed January 2, 1998)
 10.10*    Agreement between the Company and Gary Olen dated June 28,
           2002 for the use of name, likeness and services
           (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002)
 10.11*    Description of 1997 Senior Management Stock Option Plan
           (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 28, 1997)
 10.12*    The Company's 1999 Stock Option Plan (incorporated by
           reference to Exhibit 10.16 to Form 10-K for the year ended
           December 31, 1999)

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
 10.13*    The Sportsman's Guide, Inc. Deferred Compensation Plan
           effective September 1, 2002 (incorporated by reference to
           Exhibit 10.2 to Form 10-Q for the quarter ended September
           30, 2002)
 10.14*    Consulting Agreement dated December 31, 2002 between the
           Company and Outdoor Consulting, Inc.
  21.1     Subsidiaries of the Company
  23.1     Consent of Grant Thornton LLP
  24.1     Powers of Attorney of each person whose name is signed to
           this report pursuant to a power of attorney
    99     Risk Factors (incorporated by reference to Exhibit 99 to
           Form 10-K for the year ended December 31, 2001)

     Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.