Form 10-Q
period 2003-03-31
SPORTSMANS GUIDE INC
filed 2003-05-13
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE  ACT OF 1934.  For the quarterly period ended March 31, 2003 or


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934. For the transition period from        to        .
                                                            -------    -------


                           Commission File No. 0-15767

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

                                 (651) 451-3030
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes    No x
   ---   ---

As of May 9, 2003, there were 4,761,143 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                                               March 31,   December 31,
                                                                                 2003         2002
                                                                               ---------   ------------
                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $10,880       $17,152
  Accounts receivable -- net                                                      1,950         3,014
  Inventory                                                                      22,528        20,593
  Promotional material                                                            3,693         2,540
  Prepaid expenses and other                                                      1,806         1,133
  Deferred income taxes                                                           1,650         2,409
                                                                                -------       -------
      Total current assets                                                       42,507        46,841
PROPERTY AND EQUIPMENT -- NET                                                     2,531         2,672
                                                                                -------       -------
      Total assets                                                              $45,038       $49,513
                                                                                =======       =======


                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $13,731       $16,230
  Accrued expenses                                                                2,462         3,896
  Income taxes payable                                                               31         1,882
  Deferred revenue                                                                3,879         3,706
  Returns reserve                                                                 1,519         1,738
  Customer deposits and other liabilities                                         1,738         1,321
                                                                                -------       -------
      Total current liabilities                                                  23,360        28,773
DEFERRED INCOME TAXES                                                                85           119
                                                                                -------       -------
      Total liabilities                                                          23,445        28,892

COMMITMENTS AND CONTINGENCIES                                                        --            --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized;
    4,759,010 shares issued and outstanding at March 31, 2003 and
    4,753,810 shares issued and outstanding at December 31, 2002                     48            47
  Additional paid-in capital                                                     11,602        11,588
  Retained earnings                                                               9,943         8,986
                                                                                -------       -------
      Total shareholders' equity                                                 21,593        20,621
                                                                                -------       -------
      Total liabilities and shareholders' equity                                $45,038       $49,513
                                                                                =======       =======

     See accompanying condensed notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                           For the Three Months Ended
                             March 31, 2003 and 2002
                      (In thousands, except per share data)

                                                                         2003        2002
                                                                         ----        ----
Sales                                                                  $43,749      $41,465

Cost of sales                                                           29,552       28,162
                                                                       -------      -------

    Gross profit                                                        14,197       13,303

Selling, general and administrative expenses                            12,730       12,087
                                                                       -------      -------

    Earnings from operations                                             1,467        1,216

Miscellaneous income, net                                                   29           29
                                                                       -------      -------

    Earnings before income taxes                                         1,496        1,245

Income tax expense                                                         539          461
                                                                       -------      -------

    Net earnings                                                       $   957      $   784
                                                                       =======      =======

Net earnings per share:
    Basic                                                              $   .20      $   .17
                                                                       =======      =======
    Diluted                                                            $   .19      $   .16
                                                                       =======      =======

Weighted average common and common equivalent shares outstanding:
    Basic                                                                4,757        4,749
                                                                       =======      =======
    Diluted                                                              5,119        4,885
                                                                       =======      =======

     See accompanying condensed notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           For the Three Months Ended
                             March 31, 2003 and 2002
                                 (In thousands)

                                                                             2003            2002
                                                                             ----            ----
Cash flows from operating activities:
  Net earnings                                                            $    957         $    784
  Adjustments to reconcile net earnings to cash used in
    operating activities:
    Depreciation and amortization                                              332              387
    Deferred income taxes                                                      725              103
    Other                                                                       (2)              --
    Changes in assets and liabilities:
      Accounts receivable                                                    1,064            1,030
      Inventory                                                             (1,935)            (824)
      Promotional material                                                  (1,153)              25
      Prepaid expenses and other                                              (673)             (45)
      Income taxes                                                          (1,851)          (1,803)
      Accounts payable                                                      (2,499)          (3,408)
      Accrued expenses                                                      (1,434)          (1,038)
      Customer deposits and other liabilities                                  371              522
                                                                          --------         --------
        Cash flows used in operating activities                             (6,098)          (4,267)

Cash flows from investing activities:
  Purchases of property and equipment                                         (195)            (180)
  Other                                                                          6               --
                                                                          ---------        ---------
        Cash flows used in investing activities                               (189)            (180)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                       15                6
                                                                          --------         --------
        Cash flows provided by financing activities                             15                6

Decrease in cash and cash equivalents                                       (6,272)          (4,441)

Cash and cash equivalents at beginning of the quarter                       17,152            8,592
                                                                          --------         --------
Cash and cash equivalents at end of the quarter                           $ 10,880         $  4,151
                                                                          ========         ========
Supplemental disclosure of cash flow information

Cash paid during the quarter for:
      Income taxes                                                           1,780            2,161


     See accompanying condensed notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  Basis of Presentation

         The accompanying consolidated financial statements are unaudited and reflect all adjustments which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation thereof. Reclassifications have been made to prior year financial information wherever necessary to conform to the current year presentation. Results of operations for the interim periods are not necessarily indicative of full-year results.

         In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company's fiscal quarter ends on the Sunday nearest March 31 for 2003 and 2002, but for clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2003 and 2002 each consisted of 13 weeks.

         Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment. Sales include shipping and handling revenues of $5.8 million and $5.6 million for the quarters ended March 31, 2003 and 2002.

Note 2:  Stock Options

         Stock options issued to employees are accounted for under the intrinsic value method. No stock-based compensation cost is reflected in the net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

                                                                                   Quarters Ended March 31,
                                                                                   ------------------------
                                                                                    2003              2002
                                                                                    ----              ----
                  Net earnings as reported .........................               $ 957             $ 784
                  Deduct:  Total stock-based employee compensation
                    expense under the fair value method for all awards,
                    net of related tax effects .....................                (117)              (59)
                                                                                   -----             -----
                  Pro-forma net earnings ...........................               $ 840             $ 725

                  Earnings Per Share:
                       Basic -- as reported ........................               $ .20             $ .17
                       Basic -- pro-forma ..........................                 .19               .16

                       Diluted -- as reported ......................               $ .19             $ .16
                       Diluted -- pro-forma ........................                 .17               .15

Note 3:  Net Earnings Per Share

         The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

         For the quarters ended March 31, 2003 and 2002, 361,683 and 136,167 common share equivalents were included in the computation of diluted net earnings per share.

         Options and warrants to purchase 14,950 and 450,776 shares of common stock with a weighted average exercise price of $8.70 and $6.90 were outstanding during the quarters ended March 31, 2003 and 2002, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the period.

         Warrants issued in connection with a public offering of common stock in 1998 to purchase 100,000 shares of common stock at $8.45 expired in February 2003.

Note 4:  Legal Proceedings

         In March 2003, the Company was notified by the Bureau of Industry, United States Department of Commerce (BIS) that BIS has reason to believe the Company violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserts the Company committed 61 separate violations for shipments from October 1999 to March 2002. The potential maximum civil penalty is up to $11,000 for each violation. The Company is currently in discussions with BIS to settle the matter prior to the issuance of a charging letter. While the Company cannot predict the outcome of this matter at this time, management does not believe the matter will have a material adverse impact on the Company.

Note 5:  Subsequent Events

         On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next twelve months.

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

Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $53.0 million in sales in 2002 compared to $1.3 million in 1998. Product sales on the sites accounted for approximately 34% of our sales in the first quarter of 2003 compared to less than 1% for all of 1998.

In the fall of 2000, we began to aggressively promote and sell the Buyer's Club membership program. In addition, unique catalogs (Buyer's Club Advantage(TM)) were developed and promoted to members only allowing us to maximize sales and profitability from our best customers.

We believe that our value pricing, specialty catalog titles, the Internet, and Buyer's Club memberships have been important to our growth in sales and profitability. Our sales have increased from $43 million in 1992 to approximately $180 million in 2002.

                                   FISCAL YEAR

Our fiscal quarter ends on the Sunday nearest March 31 for 2003 and 2002, but for the clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2003 and 2002 each consisted of 13 weeks.

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

Stock options issued to employees are accounted for under the intrinsic value method. Pro-forma disclosures as if the fair value method were used are included in Note 2 to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

                                                                           Quarters Ended March 31,
                                                                               2003        2002
                                                                               ----        ----
    Sales ..............................................................       100.0%      100.0%
    Cost of sales ......................................................        67.5        67.9
                                                                               -----       -----
        Gross profit ...................................................        32.5        32.1
    Selling, general and administrative expenses .......................        29.1        29.1
                                                                               -----       -----
        Earnings from operations .......................................         3.4         3.0
    Miscellaneous income, net ..........................................          --          --
                                                                               -----       -----
        Earnings before income taxes ...................................         3.4         3.0
    Income tax expense .................................................         1.2         1.1
                                                                               -----       -----
        Net earnings ...................................................         2.2%        1.9%
                                                                               =====       =====

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

SALES. Sales for the quarter ended March 31, 2003 of $43.7 million were $2.2 million or approximately 5% higher than sales of $41.5 million during the same period last year. The increase in sales, quarter over quarter, was primarily due to higher sales generated from unique product offerings on the Internet. Internet related sales continue to grow, period over period, as we continue to make enhancements to our Web sites and implement and improve upon various marketing and merchandising programs. For the first quarter of 2003, sales generated through the catalogs increased slightly over the prior year's sales level in spite of an approximate 5% planned reduction in our catalog circulation. As of the end of the first quarter 2003, the Buyer's Club membership had increased to approximately 329,000, up 6% over the 310,000 reported at December 31, 2002 and up approximately 22% over the membership count one year ago.

Sales generated through the Internet for the quarter ended March 31, 2003 were approximately 34% of total sales compared to approximately 27% of total sales during the same period last year. Sales generated through the Internet are defined as sales that are derived from our Web sites, catalog orders processed online and online offers placed by telephone.

Gross returns and allowances for the quarter ended March 31, 2003 were $3.3 million or 7.0% of gross sales compared to $3.4 million or 7.5% of gross sales during the same period last year. The decrease in gross returns and allowances, as a percentage of sales, was primarily due to favorable trends in actual customer return activity.

GROSS PROFIT. Gross profit for the quarter ended March 31, 2003 was $14.2 million or 32.5% of sales compared to $13.3 million or 32.1% of sales during the same period last year. The increase in gross profit, as a percentage of sales, was primarily from an increase in product margins from numerous product categories offset by higher shipping costs. In the first quarter of 2003, product margins increased, year over year, particularly in the optics, hunting accessories, automotive, hardware and camping product categories. In comparing the first quarter of 2003 with the same period in 2002, the increase in shipping costs was largely due to the increase in the average weight of our outgoing shipments to the customer and postage rate increases since last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended March 31, 2003 were $12.7 million or 29.1% of sales compared to $12.1 million or 29.1% of sales for the same period last year. Selling, general and administrative expenses, as a percentage of sales, were unchanged from the same quarter a year ago with the favorable impact of higher Internet related sales and improved catalog productivity offset by higher general and administrative expenses. The dollar increase in selling, general and administrative expenses was primarily due to higher medical/workers compensation expenses, increased facility costs as a result of leasing additional, temporary warehouse space and higher business insurance costs.

Total catalog circulation during the first quarter of 2003 was 11.3 million catalogs compared to 11.8 million catalogs during the first quarter of 2002. We mailed nine catalog editions consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and three specialty catalogs during the quarter ended March 31, 2002 compared to 11 catalog editions consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and five specialty catalogs during the quarter ended March 31, 2002. Advertising expense for the quarter ended March 31, 2003 was $6.9 million or 15.8% of sales compared to $7.0 million or 16.9% of sales for the same period last year. The decrease in advertising expense, as a percentage of sales, compared to the same period last year was primarily due to the increase in sales generated through the Internet and improved catalog productivity. Advertising expense, in dollars, for the first quarter of 2003 was lower compared to the same period last year primarily as a result of the planned reduction in catalog circulation partially offset by an increase in commissions to Internet affiliate partners.

EARNINGS FROM OPERATIONS. Earnings from operations for the quarter ended March 31, 2003 were $1.5 million compared to $1.2 million for the quarter ended March 31, 2002.

INTEREST EXPENSE. During the quarters ended March 31, 2003 and 2002, we did not borrow under the revolving line of credit.

INCOME TAX. Income tax expense for the quarter ended March 31, 2003 was $539,000 compared to $461,000 for the quarter ended March 31, 2002.

NET EARNINGS. Net earnings for the quarter ended March 31, 2003 were $957,000 compared to $784,000 for the same period last year.

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

The following table sets forth certain unaudited financial information for each of the quarters shown:

                                                         FIRST          SECOND          THIRD          FOURTH
                                                        QUARTER        QUARTER         QUARTER        QUARTER
----------------------------------------------------------------------------------------------------------------
2003
  Sales                                                $ 43,749
  Gross profit                                           14,197
  Earnings from operations                                1,467
  Net earnings                                              957
  Net diluted earnings per share                            .19

2002
  Sales                                                $ 41,465       $ 34,791        $ 36,746       $ 66,312
  Gross profit                                           13,303         10,551          11,189         23,564
  Earnings from operations                                1,216            494             366          4,549
  Net earnings                                              784            317             269          2,647
  Net diluted earnings per share                            .16            .06             .05            .53

                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $19.1 million as of March 31, 2003 compared to $18.1 million as of December 31, 2002, with current ratios of 1.8 to 1 and 1.6 to 1, respectively. We purchase large quantities of manufacturers' close-outs and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $1.4 million at March 31, 2003 compared to $2.3 million at December 31, 2002. The installment plan will continue to require the allocation of working capital which we expect to fund from operations and availability under our revolving credit facility.

We have an Amended and Restated Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base, expiring in May 2005. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving credit line is collateralized by substantially all of our assets. All borrowings are subject to various covenants. The most restrictive covenants include a limit on quarterly measurements of year-to-date earnings
(loss), minimum gross margin percentage, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. As of March 31, 2003, we were in compliance with all applicable covenants under the revolving line of credit agreement. We had no borrowings against the revolving credit line as of March 31, 2003 and December 31, 2002. Outstanding letters of credit were $1.5 million at March 31, 2003 compared to $2.6 million at December 31, 2002.

OPERATING ACTIVITIES. Cash flows used in operating activities for the quarter ended March 31, 2003 were $6.1 million compared to $4.3 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of higher inventory levels due to several seasonal, opportunistic product purchases and a higher level of deferred promotional material as a result of the timing of catalog mailings.

INVESTING ACTIVITIES. Cash flows used in investing activities during the quarter ended March 31, 2003 were $189,000 compared to $180,000 during the same period last year.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the quarter ended March 31, 2003 were $15,000 compared to $6,000 during the same period last year.

We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months.

                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in
Exhibit 99 "Risk Factors" to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not have any material, near-term, market rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 2003, the Company was notified by the Bureau of Industry, United States Department of Commerce (BIS) that BIS has reason to believe the Company violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserts the Company committed 61 separate violations for shipments from October 1999 to March 2002. The potential maximum civil penalty is up to $11,000 for each violation. The Company is currently in discussions with BIS to settle the matter prior to the issuance of a charging letter. While the Company cannot predict the outcome of this matter at this time, management does not believe the matter will have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held May 2, 2003, at which the following matters were submitted to a vote of shareholders:

         1.   Election of six directors.

                NOMINEE                            FOR                      AGAINST                  ABSTAIN
                -------                            ---                      -------                  -------
          Gary Olen                             3,802,256                   243,515                   9,605
          Gregory R. Binkley                    3,805,316                   240,455                   9,605
          Charles B. Lingen                     3,802,316                   243,455                   9,605
          Leonard M. Paletz                     3,801,356                   244,415                   9,605
          William T. Sena                       4,042,708                     3,063                   9,605
          Jay A. Leitch                         4,043,708                     2,063                   9,605

Darold D. Rath was appointed a director to fill the vacancy on the Board of Directors created by the retirement of Vincent W. Shiel following the 2003 annual meeting.

         2. Ratification of the engagement of Grant Thornton LLP as independent certified public accountants for the Company for 2003.

                      FOR                        AGAINST                    ABSTAIN              BROKER NON-VOTES
                      ---                        -------                    -------              ----------------
                   4,051,196                      2,430                      1,750                       0

ITEM 5.  OTHER INFORMATION

On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next twelve months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               99 Section 906 Certifications

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE SPORTSMAN'S GUIDE, INC.


Date:  May 9, 2003       /s/ Charles B. Lingen
                         ---------------------
                         Charles B. Lingen
                         Executive Vice President Finance and Administration/CFO

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

Date:  May 9, 2003

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

Date:  May 9, 2003

By: /s/ Charles B. Lingen
    ---------------------
    Charles B. Lingen
    Executive Vice President of
    Finance & Administration/CFO