Form 10-Q
period 2003-06-30
SPORTSMANS GUIDE INC
filed 2003-08-08
CIK 791450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [   ]  No  [ X ]

As of August 8, 2003, there were 4,829,008 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                            (In thousands of dollars)

                                       ASSETS                                              June 30,          December 31,
                                                                                             2003                2002
                                                                                          ----------         ------------
CURRENT ASSETS
  Cash and cash equivalents                                                               $   11,497          $   17,152
  Accounts receivable - net                                                                    1,682               3,014
  Inventory                                                                                   23,946              20,593
  Promotional material                                                                         1,889               2,540
  Prepaid expenses and other                                                                   2,034               1,133
  Deferred income taxes                                                                        2,525               2,409
                                                                                          ----------          ----------
      Total current assets                                                                    43,573              46,841
PROPERTY AND EQUIPMENT - NET                                                                   2,440               2,672
                                                                                          ----------          ----------
      Total assets                                                                        $   46,013          $   49,513
                                                                                          ==========          ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                        $   13,370          $   16,230
  Accrued expenses                                                                             3,172               3,896
  Income taxes payable                                                                           691               1,882
  Deferred revenue                                                                             3,729               3,706
  Returns reserve                                                                              1,528               1,738
  Customer deposits and other liabilities                                                      1,485               1,321
                                                                                          ----------          ----------
      Total current liabilities                                                               23,975              28,773
LONG-TERM LIABILITIES
  Deferred income taxes                                                                           48                 119
  Other                                                                                          170                  --
                                                                                          ----------          ----------
      Total long-term liabilities                                                                218                 119
                                                                                          ----------          ----------
      Total liabilities                                                                       24,193              28,892
COMMITMENTS AND CONTINGENCIES                                                                     --                  --
SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized;
    4,723,860 shares issued and outstanding at June 30, 2003
    and 4,753,810 shares issued and outstanding at December 31, 2002                              47                  47
  Additional paid-in capital                                                                  11,184              11,588
  Retained earnings                                                                           10,589               8,986
                                                                                          ----------          ----------
      Total shareholders' equity                                                              21,820              20,621
                                                                                          ----------          ----------
      Total liabilities and shareholders' equity                                          $   46,013          $   49,513
                                                                                          ==========          ==========

          See accompanying notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                    For the Three Months and Six Months Ended
                             June 30, 2003 and 2002

                      (In thousands, except per share data)

                                                       Three Months Ended June 30,                 Six Months Ended June 30,
                                                      -------------------------------           -------------------------------
                                                        2003                 2002                  2003                 2002
                                                      ----------           ----------           ----------           ----------
Sales                                                 $   38,041           $   34,791           $   81,790           $   76,256
Cost of sales                                             26,097               24,240               55,649               52,402
                                                      ----------           ----------           ----------           ----------
    Gross profit                                          11,944               10,551               26,141               23,854
Selling, general and administrative expenses              10,902               10,057               23,632               22,144
                                                      ----------           ----------           ----------           ----------
    Earnings from operations                               1,042                  494                2,509                1,710
Miscellaneous income (expense), net                          (33)                   4                   (4)                  33
                                                      ----------           ----------           ----------           ----------
    Earnings before income taxes                           1,009                  498                2,505                1,743
Income tax expense                                           363                  181                  902                  642
                                                      ----------           ----------           ----------           ----------
    Net earnings                                      $      646           $      317           $    1,603           $    1,101
                                                      ==========           ==========           ==========           ==========
Net earnings per share:
    Basic                                             $      .14           $      .07           $      .34           $      .23
                                                      ==========           ==========           ==========           ==========
    Diluted                                           $      .12           $      .06           $      .31           $      .22
                                                      ==========           ==========           ==========           ==========
Weighted average common and common
equivalent shares outstanding:
    Basic                                                  4,748                4,753                4,753                4,751
                                                      ==========           ==========           ==========           ==========
    Diluted                                                5,249                5,047                5,184                4,966
                                                      ==========           ==========           ==========           ==========

          See accompanying notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Six Months Ended
                             June 30, 2003 and 2002

                            (In thousands of dollars)


                                                                                       2003                  2002
                                                                                     ----------           ----------

      Cash flows from operating activities:
        Net earnings                                                                 $    1,603           $    1,101
        Adjustments to reconcile net earnings to net cash
        used in operating activities:
          Depreciation and amortization                                                     662                  759
          Deferred income taxes                                                            (187)                (271)
          Other                                                                              16                    9
          Changes in operating assets and liabilities:
            Accounts receivable                                                           1,332                1,146
            Inventory                                                                    (3,353)                (652)
            Promotional material                                                            651                  769
            Prepaid expenses                                                               (905)                (443)
            Income taxes                                                                 (1,191)              (1,838)
            Accounts payable                                                             (2,860)              (4,457)
            Accrued expenses                                                               (724)                (783)
            Customer deposits and other liabilities                                         152                   25
                                                                                     ----------           ----------
                Cash flows used in operating activities                                  (4,804)              (4,635)
      Cash flows from investing activities:
        Purchases of property and equipment                                                (461)                (280)
        Other                                                                                14                   --
                                                                                     ----------           ----------
               Cash flows used in investing activities                                     (447)                (280)
      Cash flows from financing activities:
        Proceeds from exercise of stock options                                              58                   23
        Proceeds from payment of stock subscription receivable                               --                  238
        Repurchase of common stock                                                         (462)                  --
                                                                                     ----------           ----------
               Cash flows provided by (used in ) financing activities                      (404)                 261
                                                                                     ----------           ----------
      Decrease in cash and cash equivalents                                              (5,655)              (4,654)
      Cash and cash equivalents at beginning of the period                               17,152                8,592
                                                                                     ----------           ----------
      Cash and cash equivalents at end of the period                                 $   11,497           $    3,938
                                                                                     ==========           ==========
      Supplemental disclosure of cash flow information
      Cash paid during the periods for:
              Income taxes                                                           $    2,280           $    2,751

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

         The Company's fiscal quarter ends on the Sunday nearest June 30 for 2003 and 2002, but for clarity of presentation, all periods are described as if the three and six month periods end June 30. Fiscal second quarters 2003 and 2002 each consisted of 13 weeks.

         Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment. Sales include shipping and handling revenues of $5.0 million and $4.6 million for the three months ended June 30, 2003 and 2002 and $10.8 million and $10.3 million for the six months ended June 30, 2003 and 2002.

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

                                                            Three months ended June 30,             Six months ended June 30,
                                                           ------------------------------          ------------------------------
                                                              2003               2002                2003                 2002
                                                           ----------          ----------          ----------          ----------
Net earnings as reported                                   $      646          $      317          $    1,603          $    1,101
Deduct:  Total stock-based employee compensation
 expense under the fair value method for all awards,
 net of related tax effects                                       116                  37                 233                  96
                                                           ----------          ----------          ----------          ----------
Pro-forma net earnings                                     $      530          $      280          $    1,370          $    1,005

Earnings Per Share:
    Basic - as reported                                    $      .14          $      .07          $      .34          $      .23
    Basic - pro-forma                                             .12                 .06                 .30                 .22

    Diluted - as reported                                  $      .12          $      .06          $      .31          $      .22
    Diluted - pro-forma                                           .10                 .06                 .27                 .21

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

         For the three months and six months ended June 30, 2003, 500,466 and 431,075 common share equivalents were included in the computation of diluted net earnings per share.

         For the three months and six months ended June 30, 2002, 294,144 and 215,156 common share equivalents were included in the computation of diluted net earnings per share.

         All outstanding options during the three months ended June 30, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.

         Options and warrants to purchase 114,950 shares of common stock with a weighted average exercise price of $8.48 were outstanding during the three months ended June 30, 2002, but were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the common shares during the period.

         Options and warrants to purchase 7,475 and 282,863 shares of common stock with a weighted average exercise price of $8.70 and $7.22 were outstanding during the six months ended June 30, 2003 and 2002, but were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the common shares during the period.

Note 4: Repurchase of Common Stock

         On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 46,650 shares of common stock at a total cost of $462,000 were repurchased during the three months ended June 30, 2003.

Note 5: Commitments

         During July 2003, the Company executed a new lease for warehouse storage. The facility contains approximately 68,000 square feet of warehouse space, located in Inver Grove Heights, Minnesota. The lease term is for 41 months commencing in August 2003. Minimum annual lease payments are approximately $8,785, $210,828, $210,828, $210,828, and
         $17,569 for 2003, 2004, 2005, 2006, and 2007. This lease replaces the existing lease of approximately 176,000 square feet of warehouse space in Mendota Heights, Minnesota which will expire in the third quarter 2003.

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

Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $53.0 million in sales in 2002 compared to $1.3 million in 1998. Product sales on the sites accounted for approximately 35% of our sales in the first half of 2003 compared to less than 1% for all of 1998.

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

                                   FISCAL YEAR

Our fiscal quarter ends on the Sunday nearest June 30 for 2003 and 2002, but for clarity of presentation, all periods are described as if the quarter end is June
30. Fiscal second quarter 2003 and 2002 each consisted of 13 weeks.

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

The cost of producing and mailing catalogs is deferred and expensed over the estimated useful lives of the catalogs. Catalog production and mailing costs are amortized over periods ranging from four to six months from the in-home date of the catalog with the majority of the costs amortized within the first month of the catalog's life cycle. We estimate the in-home date to be one week from the known mailing date of the catalog. The ongoing cost of developing and maintaining our customer list is charged to operations as incurred. All other advertising costs are expensed as incurred.

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

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:


                                                     Three Months Ended June 30,                Six Months Ended June 30,
                                                   -------------------------------           -------------------------------
                                                      2003                 2002                 2003                 2002
                                                   ----------           ----------           ----------           ----------
   Sales                                                100.0%               100.0%               100.0%               100.0%
   Cost of sales                                         68.6                 69.7                 68.0                 68.7
                                                   ----------           ----------           ----------           ----------
       Gross profit                                      31.4                 30.3                 32.0                 31.3
   Selling, general and administrative expenses          28.7                 28.9                 28.9                 29.0
                                                   ----------           ----------           ----------           ----------
       Earnings from operations                           2.7                  1.4                  3.1                  2.3
   Miscellaneous income (expense)                          --                   --                   --                   --
                                                   ----------           ----------           ----------           ----------
       Earnings before income taxes                       2.7                  1.4                  3.1                  2.3
   Income tax expense                                     1.0                  0.5                  1.1                  0.9
                                                   ----------           ----------           ----------           ----------
       Net earnings                                       1.7%                 0.9%                 2.0%                 1.4%
                                                   ==========           ==========           ==========           ==========

Three months and six months ended June 30, 2003 compared to three months and six months ended June 30, 2002

SALES. Sales for the three months and six months ended June 30, 2003 of $38.0 million and $81.8 million were $3.2 million or 9.3% and $5.5 million or 7.3% higher than sales of $34.8 million and $76.3 million during the same periods last year. The increase in sales for the second quarter and first half of 2003 was primarily due to higher sales generated from unique product offerings on the Internet. For the second quarter of 2003, sales of catalog related products increased approximately 5% over the prior year same period, largely driven by an increase in our catalog circulation. For the first half of 2003, sales of catalog related products increased approximately 2% in spite of a reduction in our catalog circulation. As of the end of the second quarter 2003, the Buyer's Club membership had increased to approximately 335,000, up 8% over the 310,000 reported at December 31, 2002 and up 22% over the membership count one year ago.

Sales generated through the Internet for the second quarter and first half of 2003 were approximately 36.5% and 35% of total sales, compared to 30% and 28%, respectively, during the same periods last year. We define sales generated through the Internet as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone. Internet related sales continue to grow, period over period, as we continue to make enhancements to our Web sites and implement and improve upon various marketing and merchandising programs.

Gross returns and allowances for the three months and six months ended June 30, 2003 were $2.6 million or 6.3% of gross sales and $5.9 million or 6.7% of gross sales compared to $2.5 million or 6.8% of gross sales and $5.9 million or 7.2% of gross sales during the same periods last year. The decrease in gross returns and allowances, as a percentage of sales, for the three months and six months ended June 30, 2003 was primarily due to favorable trends in actual customer return activity.

GROSS PROFIT. Gross profit for the three months and six months ended June 30, 2003 was $11.9 million or 31.4% of sales and $26.1 million or 32.0% of sales compared to $10.6 million or 30.3% of sales and $23.9 million or 31.3% of sales during the same periods last year. The increase in gross profit percentage for the second quarter and the first half of 2003 was primarily from an increase in product margins offset somewhat by higher shipping costs. In the second quarter and the first half of 2003, product margin increased particularly in the camping, optics, automotive and hardware product categories aided by an increase in sales of higher margin, direct import products in these categories and an overall decline in the sale of lower margin, clearance items. The higher shipping costs incurred in the second quarter and the first half of 2003 was largely due to an increase in the average weight of our outgoing shipment to the customer as sales of our hardline product categories increased period over period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months and six months ended June 30, 2003 were $10.9 million or 28.7% of sales and $23.6 million or 28.9% of sales compared to $10.0 million or 28.9% of sales and $22.1 million or 29.0% of sales for the same periods last year. For the three months and six months ended June 30, 2003, selling, general and administrative expenses, as a percentage of sales, were lower compared to the same periods a year ago with the favorable impact of higher Internet related sales and improved catalog productivity being offset for the most part by higher general and administrative expenses. The dollar increase in selling, general and administrative expenses for the three months and six months ended June 30, 2003 was primarily due to increased facility costs as a result of leasing additional temporary warehouse space, additional costs incurred in moving inventory to a new smaller leased warehouse and increased costs related to medical claims, workers compensation and other business insurance.

Total catalog circulation during the second quarter and first half of 2003 was
9.2 million and 20.4 million catalogs compared to 8.8 million and 20.6 million catalogs during the same periods last year. We mailed seven catalog editions consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and one specialty catalog edition during the three months ended June 30, 2003 and 2002. We mailed 16 catalog editions consisting of six main catalogs, six Buyer's Club Advantage(TM) catalogs and four specialty catalog editions during the six months ended June 30, 2002 compared to 18 catalog editions consisting of six main catalogs, six Buyer's Club Advantage(TM) catalogs and six specialty catalog editions during the same period last year.

Advertising expense for the three months and six months ended June 30, 2002 was $5.7 million or 14.9% of sales and $12.6 million or 15.4% of sales compared to $5.6 million or 16.1% of sales and $12.6 million or 16.5% of sales for the same periods last year. The decrease in advertising expense for the second quarter and first half of 2003, as a percentage of sales, compared to the same periods last year was primarily due to the increase in sales generated from unique product offerings on the Internet and improved catalog productivity.

The minor increase in advertising dollars for the second quarter, compared to the same period last year, was primarily due to an increase in the catalog circulation. The advertising dollars for the six months ended June 30, 2003 were virtually unchanged from that of the comparable period last year as the decrease in catalog advertising dollars was offset by the increase in commissions to Internet affiliate partners.

EARNINGS FROM OPERATIONS. Earnings from operations for the three months and six months ended June 30, 2003 was $1.0 million and $2.5 million compared to $0.5 million and $1.7 million for the same periods last year.

INTEREST EXPENSE. We did not borrow under the revolving line of credit during the three and six months ended June 30, 2003 and 2002.

NET EARNINGS. Net earnings for the three months and six months ended June 30, 2003 were $0.6 million and $1.6 million compared to $0.3 million and $1.1 million for the same periods last year.

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

The following table sets forth certain unaudited financial information for each of the quarters shown:

                                                    First             Second             Third              Fourth
                                                   Quarter            Quarter            Quarter            Quarter
                                                  ---------          ---------          ---------          ---------
2003
  Sales                                           $  43,749          $  38,041
  Gross profit                                       14,197             11,944
  Earnings from operations                            1,467              1,042
  Net earnings                                          957                646
  Net diluted earnings per share                        .19                .12

2002
  Sales                                           $  41,465          $  34,791          $  36,746          $  66,312
  Gross profit                                       13,303             10,551             11,189             23,564
  Earnings from operations                            1,216                494                366              4,549
  Net earnings                                          784                317                269              2,647
  Net diluted earnings per share                        .16                .06                .05                .53

                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $19.6 million as of June 30, 2003 compared to $18.1 million as of December 31, 2002, with current ratios of 1.8 to 1 and 1.6 to 1, respectively. We purchase large quantities of manufacturers' closeouts and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $1.2 million at June 30, 2003 compared to $2.3 million at December 31, 2002. The installment plan will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

We have an Amended Credit and Security Agreement with Wells Fargo Bank Minnesota, National Association, providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base, expiring in May 2005. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility consists of a collateral base of 45% of eligible inventory plus 80% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate. The revolving line of credit is collateralized by substantially all of our assets. All borrowings are subject to various covenants. The most restrictive covenants include a limit on quarterly measurements of year-to-date earnings
(loss), minimum gross margin percentage, maximum days inventory levels (as defined) and maximum annual spending levels for capital assets. The agreement also prohibits the payment of dividends to shareholders. We had no borrowings against the revolving credit line as of June 30, 2003 and December 31, 2002.

Outstanding letters of credit were $3.1 million at June 30, 2003 compared to $2.6 million at December 31, 2002.

OPERATING ACTIVITIES. Cash flows used in operating activities for the six months ended June 30, 2003 were $4.8 million compared to $4.6 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of a higher inventory levels due to several seasonal, opportunistic product purchases virtually offset by higher earnings and lower vendor payments.

INVESTING ACTIVITIES. Cash flows used in investing activities during the six months ended June 30, 2003 were $0.4 million compared to $0.3 million during the same period last year.

FINANCING ACTIVITIES. Cash flows used in financing activities during the six months ended June 30, 2003 were $0.4 million compared to cash flows provided by financing activities of $0.3 million during the same period last year. The change in cash flows from financing activities during the first half of 2003 was largely due to the Company's repurchase of its common stock during the three months ended June 30, 2003.

We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund operations and future growth for the next 12 months.

                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in
Exhibit 99 "Risk Factors" to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not have any material, near-term, market rate risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31  Section 302 Certifications

                  32  Section 906 Certifications

         (b)      Reports on Form 8-K

                  On April 18, 2003, the Company filed a Form 8-K under Item 12 reporting in a press release expected sales and earnings per share for the quarter ended March 31, 2003.

                  On May 1, 2003, the Company filed a Form 8-K under Item 12 reporting in a press release its financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE SPORTSMAN'S GUIDE, INC.



Date:  August 8, 2003                     /s/ Charles B. Lingen
                                          -------------------------------------
                                          Charles B. Lingen
                                          Executive Vice President of Finance
                                           and Administration/CFO