Form 10-Q
period 2003-09-30
SPORTSMANS GUIDE INC
filed 2003-11-05
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2003 or

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

As of November 4, 2003, there were 4,834,908 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                            (In thousands of dollars)

                             ASSETS                             September 30,    September 30,    December 31,
                                                                    2003             2002              2002
                                                                -------------    -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                                     $      10,810    $       2,606    $      17,152
  Accounts receivable - net                                             1,853            1,832            3,014
  Inventory                                                            29,710           28,066           20,593
  Promotional material                                                  3,920            4,347            2,540
  Prepaid expenses and other                                            2,020            1,249            1,133
  Deferred income taxes                                                 2,270            1,428            2,409
                                                                -------------    -------------    -------------
      Total current assets                                             50,583           39,528           46,841
PROPERTY AND EQUIPMENT - NET                                            2,296            2,924            2,672
                                                                -------------    -------------    -------------
      Total assets                                              $      52,879    $      42,452    $      49,513
                                                                =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $      18,463    $      16,124    $      16,230
  Accrued expenses                                                      3,218            1,844            3,896
  Income taxes payable                                                    556              292            1,882
  Deferred revenue                                                      4,045            3,339            3,706
  Returns reserve                                                       1,724            1,499            1,738
  Customer deposits and other liabilities                               2,002            1,268            1,321
                                                                -------------    -------------    -------------
      Total current liabilities                                        30,008           24,366           28,773
LONG-TERM LIABILITIES
  Deferred income taxes                                                    92              112              119
  Other                                                                   154               --               --
                                                                -------------    -------------    -------------
      Total long-term liabilities                                         246              112              119
                                                                -------------    -------------    -------------
      Total liabilities                                                30,254           24,478           28,892

COMMITMENTS AND CONTINGENCIES                                              --               --               --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized;
    4,833,008 shares issued and outstanding at
    September 30, 2003 and 4,753,810 shares issued and
    outstanding at September 30, 2002 and December 31, 2002                48               47               47
  Additional paid-in capital                                           11,278           11,588           11,588
  Retained earnings                                                    11,299            6,339            8,986
                                                                -------------    -------------    -------------
      Total shareholders' equity                                       22,625           17,974           20,621
                                                                -------------    -------------    -------------
      Total liabilities & shareholders' equity                  $      52,879    $      42,452    $      49,513
                                                                =============    =============    =============

           See accompanying notes to consolidated financial statements

                           THE SPORTSMAN'S GUIDE, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                   For the Three Months and Nine Months Ended
                           September 30, 2003 and 2002

                      (In thousands, except per share data)

                                                     Three Months Ended            Nine Months Ended
                                                 -------------------------    -------------------------
                                                        September 30,                September 30,
                                                 -------------------------    -------------------------
                                                    2003           2002          2003           2002
                                                 ----------     ----------    ----------     ----------
Sales                                            $   41,213     $   36,746    $  123,003     $  113,002

Cost of sales                                        28,672         25,557        84,321         77,959
                                                 ----------     ----------    ----------     ----------

   Gross profit                                      12,541         11,189        38,682         35,043

Selling, general and administrative expenses         11,424         10,823        35,056         32,967
                                                 ----------     ----------    ----------     ----------

    Earnings from operations                          1,117            366         3,626          2,076

Miscellaneous income (expense), net                     (10)            46           (14)            79
                                                 ----------     ----------    ----------     ----------

    Earnings before income taxes                      1,107            412         3,612          2,155

Income tax expense                                      397            143         1,299            785
                                                 ----------     ----------    ----------     ----------

    Net earnings                                 $      710     $      269    $    2,313     $    1,370
                                                 ==========     ==========    ==========     ==========

Net earnings per share:
    Basic                                        $      .15     $      .06    $      .49     $      .29
                                                 ==========     ==========    ==========     ==========
    Diluted                                      $      .13     $      .05    $      .44     $      .27
                                                 ==========     ==========    ==========     ==========

Weighted average common and common equivalent
shares outstanding:
    Basic                                             4,801          4,754         4,769          4,752
                                                 ==========     ==========    ==========     ==========
    Diluted                                           5,355          5,070         5,241          5,001
                                                 ==========     ==========    ==========     ==========

           See accompanying notes to consolidated financial statements

                           THE SPORTSMAN'S GUIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Nine Months Ended
                           September 30, 2003 and 2002

                            (In thousands of dollars)

                                                                                        2003           2002
                                                                                     ----------     ----------
Cash flows from operating activities:
  Net earnings                                                                       $    2,313     $    1,370
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization                                                           985          1,120
    Deferred income taxes                                                                   112            (75)
    Other                                                                                    16              9
    Changes in assets and liabilities:
      Accounts receivable                                                                 1,161            927
      Inventory                                                                          (9,117)        (6,990)
      Promotional material                                                               (1,380)          (733)
      Prepaid expenses and other                                                           (891)          (316)
      Income taxes                                                                       (1,326)        (1,892)
      Accounts payable                                                                    2,233            923
      Accrued expenses                                                                     (678)          (938)
      Customer deposits and other liabilities                                             1,165            753
                                                                                     ----------     ----------
        Cash flows used in operating activities                                          (5,407)        (5,842)

Cash flows from investing activities:
  Purchases of property and equipment                                                      (640)          (405)
  Other                                                                                      14             --
                                                                                     ----------     ----------
        Cash flows used in investing activities                                            (626)          (405)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                   616             23
  Proceeds from payment of stock subscription receivable                                     --            238
  Repurchase of common stock                                                               (925)            --
                                                                                     ----------     ----------
        Cash flows provided by (used in) financing activities                              (309)           261
                                                                                     ----------     ----------

Decrease in cash and cash equivalents                                                    (6,342)        (5,986)

Cash and cash equivalents at beginning of the period                                     17,152          8,592
                                                                                     ----------     ----------

Cash and cash equivalents at end of the period                                       $   10,810     $    2,606
                                                                                     ==========     ==========

Supplemental disclosure of cash flow information

Cash paid during the periods for:
      Income taxes                                                                   $    2,513     $    2,751

           See accompanying notes to consolidated financial statements

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

         The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

         The Company's fiscal quarter ends on the Sunday nearest September 30 for 2003 and 2002, but for clarity of presentation, all periods are described as if the three and nine month periods end September 30. Each fiscal third quarter of 2003 and 2002 consisted of 13 weeks.

         Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment. Sales include shipping and handling revenues of $5.3 million and $4.8 million for the three months ended September 30, 2003 and 2002 and $16.1 million and $15.1 million for the nine months ended September 30, 2003 and 2002.

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

                                                     Three months ended September 30,      Nine months ended September 30,
                                                         2003               2002               2003               2002
                                                    --------------     --------------     --------------     --------------
          Net earnings as reported                  $          710     $          269     $        2,313     $        1,370
          Deduct:  Total stock-based employee
           compensation  expense under the fair
           value method for all awards, net of
           related tax effects                                 116                 37                349                133
                                                    --------------     --------------     --------------     --------------
          Pro-forma net earnings                    $          594     $          232     $        1,964     $        1,237
                                                    ==============     ==============     ==============     ==============

          Earnings Per Share:
              Basic - as reported                   $          .15     $          .06     $          .49     $          .29
              Basic - pro-forma                                .13                .05                .43                .27

              Diluted - as reported                 $          .13     $          .05     $          .44     $          .27
              Diluted - pro-forma                              .11                .05                .39                .25

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

         For the three months and nine months ended September 30, 2003, 553,867 and 472,005 share equivalents were included in the computation of diluted net earnings per share.

         For the three months and nine months ended September 30, 2002, 316,614 and 248,975 share equivalents were included in the computation of diluted net earnings per share.

         All outstanding options during the three months ended September 30, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.

         Options and warrants to purchase 114,950 shares of common stock with a weighted average exercise price of $8.48 were outstanding during the three months ended September 30, 2002, but were not included in the computation of diluted net earnings per share because their exercise price exceeded the average market price of the common shares during the period.

         Options and warrants to purchase 4,983 and 226,892 shares of common stock with a weighted average exercise price of $8.70 and $7.43 were outstanding during the nine months ended September 30, 2003 and 2002, but were not included in the computation of diluted net earnings per share because their exercise price exceeded the average market price of the common shares during the period.

Note 4:  Repurchase of Common Stock

         On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 37,800 and 84,450 shares of common stock at a total cost of $463,000 and $925,000 were repurchased during the three and nine months ended September 30, 2003.

Note 5:  New Accounting Pronouncements


         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require pro-forma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company's consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company beginning with its year ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement did not have a material effect on the Company's consolidated financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is not anticipated to have a material effect on the Company's consolidated financial position or results of operations.

         In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement 150 did not have an impact on the Company's financial position or results of operations.

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

Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $53.0 million in sales in 2002 compared to $1.3 million in 1998. Product sales on the sites accounted for approximately 35.5% of our sales for the nine months ended September 30, 2003, compared to less than 1% for all of 1998.

In the fall of 2000, we began to aggressively promote and sell the Buyer's Club membership program. In addition, unique Buyer's Club Advantage(TM) catalogs were developed and promoted exclusively to members allowing us to maximize sales and profitability from our best customers.

We believe that our value pricing, specialty catalog titles, the Internet and Buyer's Club memberships have been important to our growth in sales and profitability. Our sales have increased from $43 million in 1992 to approximately $179 million in 2002.

                                   FISCAL YEAR

Our fiscal quarter ends on the Sunday nearest September 30 for 2003 and 2002, but for clarity of presentation, all periods are described as if the quarter end is September 30. Each fiscal third quarter 2003 and 2002 consisted of 13 weeks.

                          CRITICAL ACCOUNTING POLICIES

Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. Amounts billed to customers for shipping and handling are recorded in sales at the time of shipment.

Customers can purchase one year memberships in our Buyer's Club for a $29.99 annual fee. We also offer two year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members place orders and receive discounts. Any remaining deferred membership fees are recognized in income after the expiration of the membership.

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

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                 --------------------------      --------------------------
                                                    2003            2002            2003            2002
                                                 ----------      ----------      ----------      ----------
Sales                                                 100.0%          100.0%          100.0%          100.0%
Cost of sales                                          69.6            69.6            68.6            69.0
                                                 ----------      ----------      ----------      ----------
    Gross profit                                       30.4            30.4            31.4            31.0
Selling, general and administrative expenses           27.7            29.4            28.5            29.2
                                                 ----------      ----------      ----------      ----------
    Earnings from operations                            2.7             1.0             2.9             1.8
Miscellaneous income (expense)                           --             0.1              --             0.1
                                                 ----------      ----------      ----------      ----------
    Earnings before income taxes                        2.7             1.1             2.9             1.9
Income tax expense                                      1.0             0.4             1.0             0.7
                                                 ----------      ----------      ----------      ----------
    Net earnings                                        1.7%            0.7%            1.9%            1.2%
                                                 ==========      ==========      ==========      ==========

Three months and nine months ended September 30, 2003 compared to three months and nine months ended September 30, 2002

SALES. Sales for the three months and nine months ended September 30, 2003 of $41.2 million and $123.0 million were $4.5 million or 12.2% higher and $10.0 million or 8.8% higher than sales of $36.7 million and $113.0 million during the same periods last year. The increase in sales for the third quarter and the first nine months was primarily due to higher sales generated from unique product offerings on the Internet as well as the catalogs. Catalog related sales for the three months and nine months ended September 30, 2003 increased primarily as the result of an increase in catalog circulation and improved catalog productivity. As of the end of the third quarter 2003, the Buyer's Club membership had increased to 339,000, up 9% over the 310,000 members reported at December 31, 2002 and up 19% over the membership count one year ago.

Sales generated through the Internet for the third quarter and the nine months ended September 30, 2003 were approximately 36.0% and 35.5% of total sales compared to 30.0% and 29.0% during each of the same periods last year. We define sales generated through the Internet as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone. Internet related sales continue to grow, period over period, as we continue to make enhancements to our Web sites and implement and improve upon various marketing and merchandising programs.

Gross returns and allowances for the three months and nine months ended September 30, 2003 were $2.9 million or 6.5% of gross sales and $8.8 million or 6.6% of gross sales compared to $2.7 million or 6.8% of gross sales and $8.6 million or 7.1% of gross sales during the same periods last year. The decrease in gross returns and allowances, as a percentage of sales, for the three months and nine months ended September 30, 2003 was primarily due to favorable trends in actual customer return activity.

GROSS PROFIT. Gross profit for the three months and nine months ended September 30, 2003 was $12.6 million or 30.4% of sales and $38.7 million or 31.4% of sales compared to $11.2 million or 30.4% of sales and $35.1 million or 31.0% of sales during the same periods last year.

Gross profit for the three months ended September 30, 2003, as a percentage of sales, was flat when compared to the same period one year ago with the product margin improvement offset by higher shipping costs. The increase in the gross profit percentage for the nine months ended September 30, 2003 was primarily due to an increase in product margins which were aided by an increase in sales of higher margin, direct import products offset somewhat by higher shipping costs largely due to an increase in the average weight of outgoing shipments to our customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months and nine months ended September 30, 2003 were $11.4 million or 27.7% of sales and $35.0 million or 28.5% of sales compared to $10.8 million or 29.4% of sales and $32.9 million or 29.2% of sales for the same periods last year.

Selling, general and administrative expenses, as a percentage of sales, for the third quarter and the nine months ended September 30, 2003 were lower compared to the same periods last year primarily due to higher Internet sales, improved catalog productivity and lower order processing costs as a result of the increase in sales generated through the Internet. For the three months ended September 30, 2003, the increase in dollars, compared to the same period last year, in selling, general and administrative expenses was primarily due to higher advertising spending from the increase in the catalog circulation and increased order fulfillment costs from the higher sales volume. For the nine months ended September 30, 2003, the increase in dollars, compared to the same period last year, in selling, general, and administrative expenses was primarily due to higher general and administrative expenses due to increased facility costs as a result of leasing additional temporary warehouse space, additional costs incurred in moving inventory to a new smaller leased warehouse and increased costs related to medical claims, workers compensation and other business insurance.

Total catalog circulation during the third quarter and the first nine months of 2003 was 9.9 million and 30.3 million catalogs compared to 9.6 million and 30.2 million catalogs during the same periods last year. We mailed nine catalog editions, consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and three specialty catalog editions, during the three months ended September 30, 2003 and 2002. We mailed 25 catalog editions, consisting of nine main catalogs, nine Buyer's Club Advantage(TM) catalogs and seven specialty catalog editions, during the nine months ended September 30, 2003 compared to 27 catalog editions, consisting of nine main catalogs, nine Buyer's Club Advantage
(TM) catalogs and nine specialty catalog editions, during the same period last year.

Advertising expense for the third quarter and the first nine months of 2003 was $6.2 million or 15.0% of sales and $18.7 million or 15.2% of sales compared to $6.0 million or 16.4% of sales and $18.6 million or 16.5% of sales for the same periods last year. The decrease in advertising expense for the third quarter and the first nine months of 2003, as a percentage of sales, compared to the same periods last year was primarily due to the increase in sales generated from unique product offerings on the Internet and the improved catalog productivity.

The minor increase in advertising dollars for the third quarter and nine months ended September 30, 2003 was primarily due to an increase in the catalog circulation.

EARNINGS FROM OPERATIONS. Earnings from operations for the three months ended September 30, 2003 were $1.1 million compared to $0.4 million during the same period last year. Earnings from operations for the nine months ended September 30, 2003 were $3.6 million compared to $2.1 million for the same period last year.

INTEREST EXPENSE. We did not borrow under the revolving line of credit during the three and nine months ended September 30, 2003 and 2002.

NET EARNINGS. Net earnings for the three months and nine months ended September 30, 2003 were $0.7 million and $2.3 million compared to $0.3 million and $1.4 million for the same periods last year.

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

The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

                                     First          Second         Third          Fourth
                                    Quarter         Quarter       Quarter        Quarter
                                   ----------     ----------     ----------     ----------
2003
  Sales                            $   43,749     $   38,041     $   41,213
  Gross profit                         14,197         11,944         12,541
  Earnings from operations              1,467          1,042          1,117
  Net earnings                            957            646            710
  Net diluted earnings per share          .19            .12            .13

2002
  Sales                            $   41,465     $   34,791     $   36,746     $   66,312
  Gross profit                         13,303         10,551         11,189         23,564
  Earnings from operations              1,216            494            366          4,549
  Net earnings                            784            317            269          2,647
  Net diluted earnings per share          .16            .06            .05            .53

                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $20.6 million as of September 30, 2003 compared to $15.2 million as of September 30, 2002 and $18.1 million as of December 31, 2002, with current ratios of 1.69 to 1, 1.62 to 1 and 1.63 to 1, respectively. We purchase large quantities of manufacturers' closeouts and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of approximately $1.5 million at September 30, 2003 compared to approximately $1.4 million at September 30, 2002 and approximately $2.3 million at December 31, 2002. The installment plan will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

We have a Credit Agreement, dated September 15, 2003, with Wells Fargo Bank, National Association, providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base for borrowings greater than $10.0 million, expiring September 30, 2005. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility if borrowings exceed $10.0 million is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate less 0.5% or, at the Company's option, fixed over short term periods, LIBOR plus
2.15 percentage points, provided certain financial ratios are met. The revolving line of credit is collateralized by substantially all of our assets. All borrowings are subject to various covenants, which include year-to-date earnings, current ratio, tangible net worth and total liabilities divided by tangible net worth. The agreement also prohibits the payment of dividends to shareholders, without the consent of the bank. As of September 30, 2003, September 30, 2002 and December 31, 2002, we were in compliance with all applicable covenants under the revolving line of credit agreement. We had no borrowings against the revolving line of credit as of September 30, 2003, September 30, 2002 and December 31, 2002. Outstanding letters of credit were $1.2 million at September 30, 2003 compared to $1.0 million at September 30, 2002 and $2.6 million at December 31, 2002.

OPERATING ACTIVITIES. Cash flows used in operating activities for the nine months ended September 30, 2003 were $5.4 million compared to $5.8 million for the same period last year. The decrease in cash flows used in operating activities was primarily the result of the increase in net earnings and lower vendor payments offset somewhat by higher inventory levels due primarily to several seasonal, opportunistic product purchases.

INVESTING ACTIVITIES. Cash flows used in investing activities for the nine months ended September 30, 2003 were $0.6 million compared to $0.4 million for the same period last year.

FINANCING ACTIVITIES. Cash flows used in financing activities during the nine months ended September 30, 2003 were $0.3 million compared to cash flows provided by financing activities of $0.3 million during the same period last year. The change in cash flows from financing activities during the nine months ended September 30, 2003, compared to the prior year, was largely due to the Company's repurchase of its common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Credit Agreement by and between The Sportsman's Guide, Inc., and Wells Fargo Bank, National Association dated September 15, 2003.

                  31      Section 302 Certifications

                  32      Section 906 Certifications

         (b)      Reports on Form 8-K

                  On July 11, 2003, the Company filed a Form 8-K under Item 12 reporting in a press release expected sales and earnings per share for the quarter ended June 30, 2003.

                  On July 29, 2003, the Company filed a Form 8-K under Item 12 reporting in a press release its financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE SPORTSMAN'S GUIDE, INC.

Date:  November 4, 2003
                                            /s/Charles B. Lingen
                                            -----------------------------------
                                            Charles B. Lingen
                                            Executive Vice President of Finance
                                            and Administration/CFO