Form 10-K
period 2003-12-31
SPORTSMANS GUIDE INC
filed 2004-03-23
CIK 791450

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

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

     As of June 30, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $50,473,168 based on the last reported sale price of the Common Stock on such date on the NASDAQ National Market.

     As of March 15, 2004, there were 4,693,778 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders on May 7, 2004 are incorporated by reference into Part III of this Form 10-K.

                             AVAILABLE INFORMATION

     The Sportsman's Guide, Inc. makes available on its investor relations website www.sportsmansguideir.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     We are a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. We market and sell our merchandise through two primary channels:

     - catalogs; and

     - e-commerce websites.

     Our catalogs as well as our websites offer high quality products at low prices. Our catalogs are advertised as The "Fun-to-Read" Catalog(R)and our primary website is advertised as the "Fun-to-Browse" Website(R). Our websites include , our online retail store modeled on our print catalogs featuring e-commerce and content, and www.bargainoutfitters.com, our online liquidation outlet.

     Our business was started in 1970. We were incorporated under the laws of the State of Minnesota on March 23, 1977. Our principal executive offices are located at 411 Farwell Avenue, South St. Paul, Minnesota 55075 and our telephone number is (651) 451-3030.

INDUSTRY OVERVIEW

     OUTDOOR SPORTS AND SPORTING GOODS. According to the Sporting Goods Manufacturers Association, "SGMA," the sporting goods industry is estimated to be a nearly $51 billion market, with outdoors related equipment: camping, hiking, hunting, fishing and biking representing nearly 30% in 2003, an approximate 3% increase over 2002, of the total market.

     The sporting goods industry's growth in 2003 continued at a pace beyond that of the total U.S. non-durable goods (GDP), a total increase of about 3.0%. The three major markets of sporting goods are sporting goods equipment ($18.3 billion), sports apparel ($22.4 billion) and athletic footwear ($9.8 billion). Sports apparel, athletic footwear and fitness products overall showed improved growth for 2003.

     CATALOG SALES. Studies conducted by the Direct Marketing Association (DMA) show that total sales for 2003 are expected to grow to $135.3 billion, about 5.5% over the 2002 total.

     ONLINE SHOPPING. Online sales reached $75 billion in 2003 and will continue to grow by a compound annual growth rate of 17% through 2008, according to a report issued by Jupiter Research. According to the report "Market Forecast:
U.S. Retail 2004-2008," the growth in online retail will be due in part to new online buyers, not just veteran online buyers, who have come to embrace the medium. Jupiter expects that the online buying population will grow by 14% in 2004, representing 30% of the U.S. population. By 2008, Jupiter expects one-half of the U.S. population will make purchases online.

OUR CATALOGS

     We publish main, specialty and Buyer's Club editions of The Sportsman's Guide catalog. We mailed approximately 46.4 million catalogs to existing and prospective customers in 2003.

     FORMAT. Our catalogs are designed to be fun and entertaining. Every merchandise offering uses a highly promotional format emphasizing our "Lowest Prices Best Quality" philosophy. Unique to us is our product description, or copy. The catalogs make creative and expansive use of art and copy to extensively describe products with humorous text, call-outs, photos and photo captions. Copy is written in the first person from Gary Olen to the reader. The catalogs are perceived by customers as having entertainment value and are advertised as The "Fun-to-Read" Catalog(R).

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

     Specialty catalogs contain wide selections of products from a single product category. We identify the product categories for our specialty catalogs based on demand generated for certain categories in our main catalogs. During 2003, we published 10 specialty catalogs targeting buyers of government surplus, camping and outdoor-living equipment, shooting supplies, hunting equipment and holiday gifts. The specialty titles allow us to utilize a customized marketing plan for individual consumer groups thereby maximizing response rates and minimizing advertising costs as a percentage of sales. We believe that our specialty catalog titles have been an important component in our sales growth, and have allowed us to expand our sales to existing customers and to broaden sales to new customers beyond our historical customer profile.

     The Buyer's Club Advantage(TM) catalogs offer a wide variety of product selections with sneak previews and exclusive deals for club members only. During 2003, we published 12 Buyer's Club Advantage(TM) editions, ranging from 48 to 64 pages per edition. We believe the club catalogs, as well as the growth in our club memberships, have been an important component of our sales and profitability growth.

     CREATIVE. All catalogs are created and designed in-house by our creative services department which produces the advertising copy and layouts for each catalog. Substantially all of the photographs used in the catalogs are taken at our in-house photo studio. Artwork and copy for the catalogs are transmitted in digital format from our desktop publishing systems to a pre-press vendor and then to the printer, which prints and mails the catalogs. These capabilities allow us to preserve the catalog's distinctive character and allow us greater control of the catalog production schedule, which reduces the lead time necessary to produce catalogs. We are able to prepare and mail a catalog in approximately 75 days. This allows us to offer new merchandise quickly to our customers, thereby maximizing pricing opportunities while minimizing inventory carrying costs. Because we use a value-oriented sales approach, we are able to use a lower weight and grade of paper than our competitors to reduce our catalog production and postage costs.

OUR WEBSITES

     Our websites offer online shopping as well as online content-rich resources and information for the outdoor enthusiast. Our online retail stores generated approximately $69.1 million in sales in 2003 compared to $1.3 million in 1998. Product sales on the sites accounted for over 36% of our sales in the fourth quarter of 2003 compared to less than 1% for all of 1998. The GuideOutdoors Network(TM) includes the following websites:

     - SPORTSMANSGUIDE.COM, our online retail store and community/destination portal for the outdoor enthusiast; and

     - BARGAINOUTFITTERS.COM, our online liquidation outlet.

     SPORTSMANSGUIDE.COM. Our sportsmansguide.com site is our online retail store which was launched in April 1998. We began posting our catalogs and full product offerings on the site in February 1999.

     Our sportsmansguide.com site is modeled on our print catalogs. The site translates the distinctive look and editorial voice of our print catalog onto the Internet, adding interactive functionality to make shopping an entertaining experience. The site is designed to be fun-to-browse and easy to use, enabling the ordering process to be completed with a minimum of customer effort. The site is advertised as The "Fun-to-Browse" Website(R). The site allows customers to order merchandise from print media, view current catalogs and request mailed catalog copies. E-mail addresses are collected through an opt-in program. E-mail broadcast messages, which include a variety of specialized product offerings, are delivered to approximately 835,000 participants on a weekly basis.

     The sportsmansguide.com site offers full-line selections of camping, fishing, footwear, clothing, hunting, archery, marine, all-terrain vehicles, snowmobiles and hiking products at discount prices. The community content within the sportsmansguide.com site provides a broad and deep selection of resources and information updated regularly covering all aspects of the outdoor experience. Within the community content, the Web pages include articles on hiking, hunting, fishing and camping experiences, DNR information, local and national weather forecasts, tips and hints on planning an upcoming outdoor event, photo galleries and maps.

     BARGAINOUTFITTERS.COM. The bargainoutfitters.com site is our online liquidation outlet site launched in November 1999. The site offers clothing and footwear products as well as home and domestics, tools, government surplus, automotive and electronic products that are deeply discounted, discontinued or overstocked. E-mail addresses are collected through an optional sign-up program. E-mail broadcast messages, which include a variety of specialized product offerings, are delivered to approximately 49,000 participants on a weekly basis.

MERCHANDISING

     Our products originally were limited to a small selection of merchandise targeted to the deer hunter. Our product offerings have gradually evolved to a broader range of merchandise intended to appeal to the value-oriented outdoorsman. We offer a changing mix of products.

     PRODUCTS. We offer a large selection of high value products at low prices. These products include clothing and accessories, footwear, hunting and shooting accessories, government surplus, optics, camping and outdoor recreation equipment, domestics, gifts, furniture and a diverse range of additional offerings. Within the sportsmansguide.com website, we are able to carry deeper and more diverse product lines and merchandise categories than we have traditionally offered through the catalog. We aggressively pursue a strategy to provide manufacturers' close-outs of name brand shoes, boots, apparel and general merchandise, as well as government surplus from around the world and private label products through our direct import programs. Over time, our product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. The table below indicates our percentage of sales by product category for 2003:

         PRODUCT CATEGORY             % OF SALES
------------------------------------------------
Footwear..........................      15.5%
Hunting and Shooting
  Accessories.....................      14.8%
Clothing and Accessories..........      14.1%
Optics............................       9.2%
Government Surplus................       9.0%

------------------------------------------------
         PRODUCT CATEGORY             % OF SALES
Domestics and Furniture...........       8.5%
Hardware and Auto.................       6.8%
Camping and Outdoor Recreation....       5.9%
Gifts.............................       3.1%
Other.............................      13.1%

     MERCHANDISE MIX. We historically offered a changing mix of in-line products. In-line products are those products regularly available from manufacturers. As a complement to our value pricing approach, we aggressively pursue manufacturers' close-outs of name brand shoes, boots, clothing, watches and other merchandise, which we offer to our customers at savings of 25% to 60% from original retail prices. We also offer government surplus from around the world, providing customers a low-cost alternative for items such as wool coats and pants, shirts, gloves, underwear, blankets, boots, sleeping bags, jackets, backpacks, skis and snowshoes. We have developed our own private label line of products through our direct import program. We have created our own line of high-quality products including footwear, apparel and several hard line product categories and is sold under the Guide Gear name. We believe that by offering high-quality, private label merchandise we can create an even more compelling value proposition for our customers.

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

     We purchase our merchandise from more than 1,300 suppliers and generally purchase all of our product needs for a particular item from one vendor. No single supplier accounted for more than 3% of our purchases during 2003, and we believe there are numerous sources for products in our merchandise categories.

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

     INVENTORY MANAGEMENT. Once merchandise has been selected, our inventory analysts are responsible for ordering all merchandise, determining the quantity and arrival date, managing inventory levels, assessing customer demand, adjusting estimates, canceling orders for slow-moving merchandise and reordering merchandise. Utilizing our information systems, buyers and inventory analysts monitor product sales on a daily basis and take responsive action. Slow-moving merchandise is actively promoted through websites, telemarketing, clearance sales or, when possible, is returned to the vendor.

     As part of our merchandise liquidation strategy, we maintain a retail outlet store at our primary warehouse and distribution facility in South St. Paul from which we sell discontinued, overstocked, returned and regular catalog merchandise. The retail store along with our websites provide a liquidation outlet and serve to minimize inventory mark-downs.

     CATALOG AND WEBSITE CONTENT. The merchandise offered in our catalogs and websites is determined based on estimated consumer demand and product availability. Close-outs and government surplus merchandise purchased in large quantities are normally placed in our main catalogs as well as our online retail stores. If a supply of merchandise is limited, it is usually offered in a specialty catalog, a Buyer's Club Advantage(TM) catalog or is included in a multiple page insert in the main catalog mailed to a targeted customer segment or offered on our online retail stores. Product sales are analyzed item by item to identify trends and help plan future merchandise offerings.

MARKETING

     Our marketing programs are based on gathering, analyzing and organizing information on our customers. We believe that because we offer such a broad mix of merchandise, it is particularly important for us to fully understand our customers.

     CUSTOMER DATABASE. We maintain a proprietary customer database in which we store detailed information on each customer in our customer list, including demographic data and purchasing history. Our customer database contains over 5.6 million names, including approximately 1.0 million customers who have made purchases within the last 12 months. In addition, we have approximately 884,000 participants who have provided their e-mail addresses. The customer database is updated regularly with information as new purchases are recorded.

     CUSTOMER SELECTION. We have developed our own customer selection criteria to segment our customer list according to many variables, allowing our marketing department to analyze each segment's buying patterns. We review the results of each of our catalog mailings and the results are used to further update the customer database to refine the frequency and selectivity of our catalog mailings in an effort to maximize response rates and profitability.

     LIST DEVELOPMENT. Our new customer acquisition program is designed to cost-effectively identify and capture new customers that fit our customer profile. New customers are acquired principally through the use of targeted mailings to individuals identified through mailing lists rented or exchanged from other catalog companies, retail subscription lists, and lists of names compiled from businesses whose customers have interests similar to those of our customers. We are generally entitled to make one mailing to each name obtained through a rented or exchanged mailing list. If the prospect responds, the name is added to our database and may be freely used by us in the future. Through the Internet, we have captured new customers as a result of our affiliate marketing programs. We also use our successful sweepstakes marketing programs to convert our catalog customers to online purchasers and to increase our overall number of e-mail addresses. We continue to pursue new sources of prospective customers, such as those who request catalogs through advertising, through our website or from customer referrals. New customers accounted for approximately 14% of our sales during 2003.

     Once new customers are acquired, our objective is to maximize the long-term profit potential from these customers. With ongoing refinements in our approach to merchandising and marketing, we have increased the frequency and quantity of mailings and e-mail broadcasts to the most profitable segments of our existing customer list. Analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary activity, are performed to assist in merchandising and customer targeting and to increase sales to existing customers. Existing customers accounted for approximately 86% of our sales during 2003.

     MARKETING PROGRAMS AND PROMOTIONAL FORMATS. We strive to develop promotional formats that will stimulate customer purchases from our catalogs and websites. Successful promotional formats include different catalog wraps, percent off coupons, dollar discounts on specific order size, and promotional tag lines such as "last chance" offers. Since our inception on the Internet, we have marketed our online retail store in our catalogs. In 2003, approximately
46.4 million catalog covers advertised our online retail store. This marketing channel has been the principal marketing mechanism to reach our online target audience.

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

     Customers can purchase a one-year membership in our Buyer's Club for a $29.99 fee. For this annual fee, club members can take advantage of and receive additional savings in the form of a 10% discount on all regularly priced items except for ammunition which is limited to a 5% discount and clearance items which have no discount off the advertised price. Our Buyer's Club offers its members exclusive merchandise not offered to other customers. These exclusive product offers are limited quantity items selected for club members. Club members are presented with sneak previews of merchandise offers and given the opportunity to buy limited quantity items prior to non-club customers. Club members also receive member's only bargains in the catalogs and via e-mail campaigns.

     We have found through detailed reporting and analyses that the purchase activity, on average, of our Buyer's Club customer is two to three times greater than a non-club member. Consequently, we continually develop new marketing promotions that have significantly increased the number of new club members. At the end of 2003, we had more than 351,000 members in our Buyer's Club, a 13% increase compared to the end of 2002.

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

OPERATIONS AND FULFILLMENT

     INBOUND CALLS. We maintain an in-house call center. Approximately 52% of customer orders are placed through our toll-free telephone lines which are staffed 24 hours per day, seven days a week, while 12% of orders are received by mail or facsimile and 36% of orders are received at our websites. Our telephone system consists of an expandable AT&T GR3 digital switch. We are currently using two DS3 circuits on separate paths for protection in the event of line damage or system failure at a central office location. Additional redundancy protection is provided by using Qwest SHARPS software that will automatically re-route the service path until repairs can be completed. Our system is running nine T-1 lines split across the two DS3 circuits with a maximum capacity of 48 T-1 circuits. Computer telephony integration software identifies the caller and, if known, accesses the customer's records simultaneously with answering the call. When fully staffed, our in-house call center has the capacity of handling up to 2,600 calls per hour on average.

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

     ORDER ENTRY. Our in-house call center is staffed with individuals who are familiar with the products offered in the catalogs and can offer assistance to customers on availability, color, size, and other information. Call center sales representatives use a catalog sales system with pre-written merchandise descriptions and sales offers and are provided monetary incentives to sell additional merchandise to customers who order by phone. During 2003, add-on sales averaging $12.58 per order were made to approximately 29% of all inbound phone orders taken by our in-house call center.

     Processing of customer orders is coordinated and handled by our in-house order entry system. Telephone orders are entered directly into the system. Internet orders are batch loaded every hour and uploaded to the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks including credit authorization, order picking, packing and shipment. During 2003, our order processing system handled approximately 2.3 million orders.

     CREDIT AND PAYMENT TERMS. Customers can pay for orders by major credit card or check. Orders are shipped after credit card charges are approved or checks are deposited and cleared the bank.

     PICKING AND PACKING. Through our fulfillment and delivery methods, we strive to be a low cost operator. We use an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. Packers are provided monetary incentives to ensure accuracy of orders, which has contributed to our distribution accuracy rate in excess of 99% during 2003. We are able to fulfill and ship in excess of 25,000 packages per day. We believe we have sufficient additional capacity available for the foreseeable future, which can be utilized by adding more shifts and weekends.

     SHIPPING. Our processes allow next business day shipping on orders received by 6 p.m. CST for in-stock merchandise and same day shipping for orders taken by 11 a.m. CST via the Internet or per specific customer request. Virtually all of our merchandise is stocked at, and shipped from, our two warehouse and distribution facilities in South St. Paul and Inver Grove Heights, Minnesota. In addition, a small percentage of merchandise is shipped directly from the factory to the customer by specific vendors. We utilize United Parcel Service and the United States Postal Service for shipment of merchandise to customers. Ammunition is shipped primarily via United Parcel Service. We also utilize package consolidators for delivery of shipments to the U.S. Postal Service. A shipping and handling fee is charged on each customer order based on the total dollar amount ordered. We expedite shipping for an additional fee.

     INVENTORY CONTROL. Our merchandise mix results in our maintaining a broad selection of products as well as large quantities of individual products. Consequently, inventory management is an important component of our operations. We employ a cycle count procedure utilizing R/F (radio frequency) technology, which eliminates wall-to-wall physical counts and resulted in 99.9% inventory accuracy during 2003.

     RETURNS. We maintain an unconditional return policy, which permits customers to return merchandise for any reason at any time for refund or exchange. Returned merchandise is restocked, liquidated, sold in the retail outlet, returned to the supplier or scrapped. Returns processors are provided monetary incentives to ensure accuracy of returns processing.

     SEASONAL STAFFING. We adjust the number of employees to meet variable demand levels, particularly during the peak selling season, which includes the months of November and December. To meet increased order volume during our peak-selling season, we hire a significant number of temporary employees.

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

     Our main hardware platform utilizes IBM RISC 6000 series equipment. The main application system was upgraded in the first quarter of 2002. This equipment includes redundant components and a combination of Redundant Array Independent Disks (RAID) and mirrored disk technology to ensure optimal data protection.

     In the second quarter of 2003, we migrated our websites to an internally hosted environment utilizing Compaq servers running Microsoft Server 2000 and IIS for the front-end ASP applications, caching and image serving. The back-end Oracle database is running on an IBM RS/6000 AIX system.

     Migrating to an internally developed application allowed the websites to become a more robust experience for our customers. The enhanced image presentations, keyword search logic and continued enhancements expand on the "Fun-to-Read" Catalog(R) to a "Fun-to-Browse" Website(R).

     Currently, we have 19.5MB of bandwidth dedicated for the web hosting environment. The bandwidth is split across redundant networking equipment and access providers AT&T and Qwest to maximize uptime. Additional IDP hardware has been implemented to block hacking and denial of service attacks.

     In the third quarter of 2003, we completed an upgrade of our Definity G3R PBX phone system to the latest Version 11 software level to ensure we are on a supported platform. In addition, the Call Management Server upgrade included a hardware and software upgrade to release 11. The Audix Voice Mail software was upgraded to the new release 5.1. The system upgrades have been performed to ensure we remain on supported hardware and software versions and utilize new technology to support the call center, customer service functions, as well as all additional business areas.

     We installed a generator in the third quarter of 2003 to improve our ability to provide access to our websites and our internal applications for our customers, call centers and customer service departments in the event of a power failure.

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

     - Websites maintained by online retailers of footwear, clothing and outdoor gear; and

     - Internet portals and online service providers that feature shopping services, such as America Online, Inc., Yahoo! Inc. and MSN.

     Some of our competitors are larger and have substantially greater financial, marketing and other resources than us.

REGULATION

     We are subject to federal, state and local laws and regulations, which affect our catalog mail order operations. Federal Trade Commission regulations, in general, govern the solicitation of orders, the information provided to prospective customers, and the timeliness of shipments and refunds. In addition, the Federal Trade Commission has established guidelines for advertising and labeling many of the products we sell.

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

     There are few laws and regulations directed specifically at electronic commerce on the Internet. However, given the increased use of the Internet for both mass communications and commerce, new laws and regulations may be adopted covering a variety of areas such as collection and use of data from website visitors and related privacy issues, pricing, content, copyrights, distribution and quality of goods and services.

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

EMPLOYEES

     As of December 31, 2003, we employed 607 associates, including full-time and part-time staff. None of our employees are currently covered by a collective bargaining agreement. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal offices are located at 411 Farwell Avenue, South Saint Paul, Minnesota 55075. We currently lease approximately 414,000 square feet at this facility under a net lease expiring March 2009 and lease an additional distribution facility of approximately 68,000 square feet in Inver Grove Heights, Minnesota under a net lease expiring January 2007.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning our executive officers and key employees.

                   NAME                       AGE                         POSITION
                   ----                       ---                         --------
EXECUTIVE OFFICERS:
Gary Olen.................................     61    Chairman and Director
Gregory R. Binkley........................     55    President, Chief Executive Officer and Director
Charles B. Lingen.........................     59    Executive Vice President of Finance and
                                                     Administration, Chief Financial Officer,
                                                       Secretary/Treasurer and Director
John M. Casler............................     53    Executive Vice President of Merchandising,
                                                     Marketing and Creative Services
KEY EMPLOYEES:
Dale D. Monson............................     39    Vice President of Information Systems and
                                                     Technology and Chief Information Officer
Douglas E. Johnson........................     48    Vice President of Marketing

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

     John M. Casler has been an employee since 1996. He was elected Vice President of Merchandising in 1997, Senior Vice President of Merchandising in 1999 and Executive Vice President of Merchandising, Marketing and Creative Services in 2000. Mr. Casler worked for Gander Mountain, Inc, a retail mail order catalog company, from 1989 to 1995, where he served as Division Merchandise Manager from 1990 to 1995. Prior to that time, Mr. Casler held merchandise management positions at Monson Sporting Goods Co., Inc. from 1985 to 1989 and at the Target Stores Division of Dayton Hudson Corp. from 1982 to 1985.

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

                                                         HIGH      LOW
                                                         ----      ---
2002
First Quarter.......................................    $ 5.27    $ 3.30
Second Quarter......................................      8.83      5.07
Third Quarter.......................................      9.45      6.11
Fourth Quarter......................................      7.29      4.91
2003
First Quarter.......................................    $ 8.61    $ 6.50
Second Quarter......................................     11.63      7.97
Third Quarter.......................................     13.57     11.06
Fourth Quarter......................................     20.66     13.00

HOLDERS

     As of March 15, 2004, there were approximately 242 holders of record of our common stock.

DIVIDENDS

     We have not previously declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for use in our business in the foreseeable future. We are prohibited from paying and declaring cash dividends without the consent of the bank under the terms of our revolving credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial and operating data for the periods indicated. The Consolidated Statement of Operations Data and Consolidated Balance Sheet Data as of and for each of the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our consolidated financial statements audited by Grant Thornton LLP, independent certified public accountants. The Selected Operating Data as of and for the periods indicated were derived or computed from our circulation or accounting records or the Consolidated Statement of Operations Data identified above. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto.

                                                            YEARS ENDED DECEMBER 31,(1)
                                              --------------------------------------------------------
                                                2003        2002        2001        2000        1999
                                                ----        ----        ----        ----        ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales.....................................    $194,703    $179,315    $168,769    $154,647    $187,804
Cost of sales.............................     130,639     120,707     113,086     103,471     123,189
                                              --------    --------    --------    --------    --------
  Gross profit............................      64,064      58,608      55,683      51,176      64,615
Selling, general and administrative
  expenses................................      54,467      51,983      51,344      53,574      63,489
                                              --------    --------    --------    --------    --------
  Earnings (loss) from operations.........       9,597       6,625       4,339      (2,398)      1,126
Interest expense..........................          --          (1)       (237)     (1,432)     (1,030)
Miscellaneous income (expense), net.......          24        (297)       (349)       (294)        (78)
                                              --------    --------    --------    --------    --------
  Earnings (loss) before income taxes.....       9,621       6,327       3,753      (4,124)         18
Income tax expense (benefit)..............       3,463       2,310       1,000        (935)          6
                                              --------    --------    --------    --------    --------
  Net earnings (loss).....................    $  6,158    $  4,017    $  2,753    $ (3,189)   $     12
                                              ========    ========    ========    ========    ========
Net earnings (loss) per share(2):
  Basic...................................    $   1.29    $    .85    $    .58    $   (.67)   $     --
                                              ========    ========    ========    ========    ========
  Diluted.................................    $   1.16    $    .80    $    .58    $   (.67)   $     --
                                              ========    ========    ========    ========    ========
Weighted average shares outstanding(2):
  Basic...................................       4,785       4,752       4,749       4,749       4,748
                                              ========    ========    ========    ========    ========
  Diluted.................................       5,290       5,001       4,759       4,749       4,818
                                              ========    ========    ========    ========    ========
SELECTED OPERATING DATA:
Catalog and retail outlet generated
  sales...................................    $125,603    $127,081    $132,715    $130,971    $173,367
Internet generated sales(3)...............      69,100      52,234      36,054      23,676      14,437
Gross profit as a percentage of sales.....        32.9%       32.7%       33.0%       33.1%       34.4%
Total catalogs mailed.....................      46,359      45,762      47,989      62,498      80,289
Total active customers(4).................       1,005         977       1,039       1,045       1,153
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................    $ 32,054    $ 17,152    $  8,592    $  1,344    $     --
Working capital...........................      24,747      18,068      12,952       8,526      11,222
Total assets..............................      63,822      49,513      42,088      38,860      53,258
Note payable-bank.........................          --          --          --       5,225      12,598
Shareholders' equity......................      26,808      20,621      16,343      13,590      16,776

-------------------------
(1) Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. All fiscal years consisted of 52 weeks.

(2) See Note A-10 in the notes to consolidated financial statements.

(3) "Internet generated sales" are defined as sales derived from our websites, catalog orders processed online and online offers placed by telephone.

(4) An "active customer" is defined as a customer who has purchased merchandise from us within 12 months preceding the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. We market and sell our merchandise through main, specialty and Buyer's Club catalogs and two e-commerce websites. Our catalogs as well as our websites offer high quality products at low prices. Our catalogs are advertised as The "Fun-to-Read" Catalog(R) and our primary website is advertised as the "Fun-to-Browse" Website(R). Our websites include www.sportsmansguide.com, our online retail store modeled on our print catalogs and www.bargainoutfitters.com, our online liquidation outlet.

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

     Sales generated through the Internet have grown rapidly over the last five years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $69.0 million in sales in 2003 compared to $1.3 million in 1998. Product sales on the sites accounted for over 36% of our Internet and catalog sales in the fourth quarter of 2003 compared to less than 1% for all of 1998.

     In the fall of 2000, we began to aggressively promote and sell the Buyer's Club membership program. In addition, unique catalogs (Buyer's Club Advantage(TM)) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.

     We believe that our value pricing, specialty catalog titles, the Internet and Buyer's Club memberships have been important to our growth in sales and profitability. Our sales have increased from $43 million in 1992 to approximately $195 million in 2003.

FISCAL YEAR

     Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.

CRITICAL ACCOUNTING POLICIES

     Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment.

     Customers can purchase one-year memberships in the Company's Buyer's Club for a $29.99 annual fee. The Company also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members place orders and receive discounts. Any remaining deferred membership fees are recognized in income after the expiration of the membership.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                2003        2002        2001
                                                                ----        ----        ----
Sales.......................................................    100.0%      100.0%      100.0%
Cost of sales...............................................     67.1        67.3        67.0
                                                                -----       -----       -----
  Gross profit..............................................     32.9        32.7        33.0
Selling, general and administrative expenses................     28.0        29.0        30.4
                                                                -----       -----       -----
  Earnings from operations..................................      4.9         3.7         2.6
Interest and miscellaneous expense, net.....................       --         0.2         0.4
                                                                -----       -----       -----
  Earnings before income taxes..............................      4.9         3.5         2.2
Income tax expense..........................................      1.8         1.3         0.6
                                                                -----       -----       -----
  Net earnings..............................................      3.1%        2.2%        1.6%
                                                                =====       =====       =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

     SALES. Sales for 2003 of $194.7 million were $15.4 million or 8.6% higher than sales of $179.3 million for 2002. The increase in sales was primarily due to higher sales generated from unique product offerings from both the Internet and catalogs. Internet related sales continue to grow, year over year, as we continue to make enhancements to our website and implement and improve upon various marketing and merchandising programs. For 2003, catalog related sales increased slightly over the prior year's sales level primarily a result of an increase in our catalog circulation.

     As of December 31, 2003, our Buyer's Club membership had increased to 351,000, up 13% over the 310,000 reported as of December 31, 2002.

     Sales generated through the Internet increased in 2003 to approximately 36% of total Internet and catalog sales compared to approximately 29% in 2002. Sales generated through the Internet are defined as those that are derived from our websites, catalog orders processed online and online offers placed by telephone.

     Gross returns and allowances for 2003 were $12.8 million or 6.2% of gross sales compared to $12.7 million or 6.6% of gross sales in 2002. The decrease in gross returns and allowances, as a percentage of sales, was primarily due to lower than anticipated customer returns on several 2002 catalogs.

     GROSS PROFIT. Gross profit for 2003 was $64.1 million or 32.9% of sales compared to $58.6 million or 32.7% of sales in 2002. The increase in the gross profit percentage for the year was primarily due to an improvement in product margins offset somewhat by higher shipping costs. The increase in product margins in 2003 was primarily driven by an increase in sales of higher margin, direct import products. The higher shipping costs were largely due to an increase in the average weight of our outgoing shipments to our customers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $54.5 million or 28.0% of sales during 2003 compared to $52.0 million or 29.0% of sales during 2002.

     Selling, general and administrative expenses, as a percentage of sales, for 2003 were lower compared to 2002 primarily due to the higher level of Internet sales, improved catalog productivity and lower order processing costs directly related to the increase in sales generated through the Internet. The dollar increase in selling, general and administrative expenses was primarily due to higher order fulfillment expenses as a result of the increase in sales and higher incentive compensation as a result of improved Company performance.

     Total circulation was 46.4 million catalogs during 2003 compared to 45.8 million catalogs during 2002. During 2003, we mailed 33 catalog editions consisting of 11 main catalogs, 12 Buyer's Club Advantage(TM) catalogs and 10 specialty catalogs compared to 34 catalog editions during 2002 consisting of 11 main catalogs, 12 Buyer's Club Advantage(TM) catalog and 11 specialty catalogs.

     Advertising expense for 2003 was $29.4 million or 15.1% of sales compared to $29.2 million or 16.3% of sales for 2002. The decrease in advertising expense, as a percentage of sales, for 2003 compared to 2002 was primarily due to higher volume of Internet sales. Advertising expense, in dollars, for 2003 was higher compared to the same period last year primarily as a result of a minor increase in the catalog circulation, which was largely due to the increase in our club membership.

     EARNINGS FROM OPERATIONS. Earnings from operations were $9.6 million or 4.9% of sales during 2003 compared to $6.6 million or 3.7% of sales during 2002. The increase in earnings from operations was primarily due to the higher level of Internet sales.

     INTEREST EXPENSE. There was no interest expense for 2003 compared to $1,000 for the same period last year. During 2003 and 2002, we did not borrow under the revolving line of credit.

     INCOME TAXES. Income tax expense for 2003 was $3.5 million compared to $2.3 million for 2002.

     NET EARNINGS. Net earnings for 2003 were $6.2 million compared to $4.0 million for 2002.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

     SALES. Sales for 2002 of $179.3 million were $10.5 million or 6.2% higher than sales of $168.8 million for 2001. The increase in sales was primarily due to higher sales generated from unique product offerings on the Internet. Internet related sales continue to grow, year over year, as we continue to make enhancements to our website and implement and improve upon various marketing and merchandising programs. For 2002, catalog related sales increased slightly over the prior year's sales level in spite of an approximate 5% planned reduction in our catalog circulation. As a result of a more effective mail plan and the further implementation of several marketing and merchandising strategies, the overall catalog productivity improved over the prior year primarily as a result of a higher average customer order amount.

     As of December 31, 2002, our Buyer's Club membership had increased to 310,000, up 22% over the 254,000 reported as of December 31, 2001.

     Sales generated through the Internet increased in 2002 to approximately 29% of sales compared to approximately 21% of sales in 2001. Sales generated through the Internet are defined as those that are derived from our websites, catalog orders processed online and online offers placed by telephone.

     Gross returns and allowances for 2002 were $12.7 million or 6.6% of gross sales compared to $13.9 million or 7.6% of gross sales in 2001. The decrease in gross returns and allowances, as a percentage of sales, was primarily due to lower than anticipated customer returns on several 2001 catalogs.

     GROSS PROFIT. Gross profit for 2002 was $58.6 million or 32.7% of sales compared to $55.7 million or 33.0% of sales in 2001. The decrease in the gross profit percentage for the year was primarily due to promotional pricing and also from a shift of sales within various product categories. We continue to employ promotional pricing techniques to maintain our competitive position. In 2002, sales in the higher gross profit categories of footwear and government surplus were down compared to the prior year and sales in lower gross profit categories of optics and hardware were up compared to the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $52.0 million or 29.0% of sales during 2002 compared to $51.3 million or 30.4% of sales during 2001.

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

     Total circulation was 45.8 million catalogs during 2002 compared to 48.0 million catalogs during 2001. The decrease in catalog circulation was due to the planned reduction in the number of specialty catalog editions offset somewhat by the addition of three Buyer's Club Advantage (TM) catalog editions. During 2002, we mailed 34 catalog editions consisting of 11 main catalogs, 12 Buyer's Club Advantage(TM) catalogs and 11 specialty catalogs compared to 36 catalog editions during 2001 consisting of 11 main catalogs, nine Buyer's Club Advantage(TM) catalog and 16 specialty catalogs.

     Advertising expense for 2002 was $29.2 million or 16.3% of sales compared to $29.9 million or 17.7% of sales for 2001. The decrease in advertising expense, as a percentage of sales, for 2002 compared to 2001 was primarily due to higher Internet sales and improved catalog productivity. Advertising expense, in dollars, for 2002 was lower compared to the same period last year primarily as a result of the planned reduction in the catalog circulation partially offset by the impact of a postage rate increase and increased page counts.

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

     The following table provides certain unaudited financial information for each of the quarters shown:

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
Sales.....................................       $43,749          $38,041           $41,213          $71,700
Gross profit..............................        14,197           11,944            12,541           25,382
Earnings from operations..................         1,467            1,042             1,117            5,971
Net earnings..............................           957              646               710            3,845
Net earnings per share:
  Basic...................................           .20              .14               .15              .80
  Diluted.................................           .19              .12               .13              .71
2002
Sales.....................................       $41,465          $34,791           $36,746          $66,313
Gross profit..............................        13,303           10,551            11,189           23,565
Earnings from operations..................         1,216              494               366            4,549
Net earnings..............................           784              317               269            2,647
Net earnings per share:
  Basic...................................           .17              .07               .06              .56
  Diluted.................................           .16              .06               .05              .53

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. We had working capital of $24.7 million as of December 31, 2003 compared to $18.1 million as of December 31, 2002, with current ratios of
1.7 to 1.0 and 1.6 to 1.0, respectively. The increase of $6.6 million was primarily due to the improved cash position resulting primarily from an increase in net earnings, a lower inventory position and higher payables to vendors.

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

     We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $2.4 million at December 31, 2003 compared to $2.3 million at December 31, 2002. The installment plan will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

     We have a Credit Agreement with Wells Fargo Bank, National Association providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base for borrowings greater than $10.0 million, expiring September 30, 2005. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility if borrowings exceed $10.0 million is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate less 0.5% or, at the Company's option, fixed over short term periods, LIBOR plus 2.15 percentage points, provided certain financial ratios are met. The revolving credit line is collateralized by substantially all of our assets.

     All borrowings are subject to various covenants, which include year-to-date earnings, current ratio, tangible net worth and total liabilities divided by tangible net worth. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of December 31, 2003, we were in compliance with all applicable covenants under the revolving line of credit agreement. We had no borrowings against the revolving credit line at December 31, 2003 and December 31, 2002. Outstanding letters of credit were $2.5 million at the end of 2003 compared to $2.6 million at the end of 2002.

     The Company has several long-term operating leases and other commitments related to facilities and long-distance telephone services with varying terms. At December 31, 2003, future contractual obligations under the above agreements are as follows (in thousands):

                                                   PAYMENT DUE BY PERIOD
                                          ----------------------------------------
                                                      1-3       3-5      MORE THAN
       CONTRACTUAL OBLIGATIONS             TOTAL     YEARS     YEARS      5 YEARS
       -----------------------             -----     -----     -----     ---------
Operating Lease Obligations...........    $11,131    $4,470    $6,173      $488
Purchase Obligations..................      3,100     2,400       700        --
                                                                           ----
                                          -------    ------    ------
Total.................................    $14,231    $6,870    $6,873      $488
                                                                           ====
                                          =======    ======    ======

     OPERATING ACTIVITIES. Cash flows provided by operating activities during 2003 were $16.4 million compared to $9.2 million in 2002. The increase in cash flows provided by operating activities was primarily the result of an increase in net earnings, a lower inventory position at year-end and higher payables to vendors as a result of current vendor terms.

     Cash flows provided by operating activities during 2002 were $9.2 million compared to $13.0 million in 2001. The decrease in cash provided by operations was primarily the result of the payment of 2001 income taxes in 2002.

     INVESTING ACTIVITIES. Cash flows used in investing activities during 2003 were $0.9 million compared to $0.9 million in 2002. During 2003, we expended funds for leasehold improvements, computer equipment and machinery and equipment.

     Cash flows used in investing activities during 2002 were $0.9 million compared to $0.5 million in 2001. During 2002, we expended funds for computer equipment and software and machinery and equipment.

     FINANCING ACTIVITIES. Cash flows used in financing activities during 2003 were $0.5 million compared to cash flows provided by financing activities of $0.3 million during 2002. Cash flows used in financing activities during 2003 were primarily comprised of payments to repurchase the Company's common stock. On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 98,950 shares of common stock at a total cost of approximately $1.2 million were repurchased during the year ended December 31, 2003. During 2003, we did not borrow under the revolving line of credit.

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

NEW ACCOUNTING PRONOUNCEMENTS

     There are no recently released accounting pronouncements applicable to the Company's business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and schedules are included herein:

                                                                PAGE
                                                                ----
Financial Statements:
  Report of Independent Certified Public Accountants........     21
  Consolidated Balance Sheets as of December 31, 2003 and
     2002...................................................     22
  Consolidated Statements of Earnings for the years ended
     December 31, 2003, 2002 and 2001.......................     23
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 2003, 2002 and 2001...     24
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, 2002 and 2001.......................     25
  Notes to Consolidated Financial Statements................     26
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for the
     years ended December 31, 2003, 2002 and 2001...........     35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
The Sportsman's Guide, Inc.

     We have audited the accompanying consolidated balance sheets of The Sportsman's Guide, Inc. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Sportsman's Guide, Inc. and subsidiary as of December 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.





                                          /s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 6, 2004 (except for Note H, as to which the date is February 13, 2004)

                          THE SPORTSMAN'S GUIDE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,        DECEMBER 31,
                                                                    2003                2002
                                                                ------------        ------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................       $32,054             $17,152
  Accounts receivable -- net................................         3,034               3,014
  Inventory.................................................        18,874              20,593
  Promotional material......................................         2,565               2,540
  Prepaid expenses and other................................         1,871               1,133
  Deferred income taxes.....................................         3,176               2,409
                                                                   -------             -------
       Total current assets.................................        61,574              46,841
PROPERTY AND EQUIPMENT -- NET...............................         2,248               2,672
                                                                   -------             -------
       Total assets.........................................       $63,822             $49,513
                                                                   =======             =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................       $18,950             $16,230
  Accrued expenses..........................................         5,891               3,896
  Income taxes payable......................................         3,107               1,882
  Deferred revenue..........................................         4,623               3,706
  Returns reserve...........................................         2,240               1,738
  Customer deposits and other liabilities...................         2,016               1,321
                                                                   -------             -------
       Total current liabilities............................        36,827              28,773
LONG-TERM LIABILITIES
  Deferred income taxes.....................................            54                 119
  Other.....................................................    133.......                  --
                                                                   -------             -------
       Total long-term liabilities..........................           187                 119
                                                                   -------             -------
       Total liabilities....................................        37,014              28,892
COMMITMENTS AND CONTINGENCIES...............................            --                  --
SHAREHOLDERS' EQUITY
  Common Stock -- $.01 par value; 36,800,000 shares
     authorized; 4,826,321 and 4,753,810 shares issued and
     outstanding at December 31, 2003 and 2002..............            48                  47
  Additional paid-in capital................................        11,616              11,588
  Retained earnings.........................................        15,144               8,986
                                                                   -------             -------
       Total shareholders' equity...........................        26,808              20,621
                                                                   -------             -------
       Total liabilities and shareholders' equity...........       $63,822             $49,513
                                                                   =======             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2003          2002          2001
                                                                   ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.......................................................     $194,703      $179,315      $168,769
Cost of sales...............................................      130,639       120,707       113,086
                                                                 --------      --------      --------
     Gross profit...........................................       64,064        58,608        55,683
Selling, general and administrative expenses................       54,467        51,983        51,344
                                                                 --------      --------      --------
     Earnings from operations...............................        9,597         6,625         4,339
Interest expense............................................           --            (1)         (237)
Miscellaneous income (expense), net.........................           24          (297)         (349)
                                                                 --------      --------      --------
     Earnings before income taxes...........................        9,621         6,327         3,753
Income tax expense..........................................        3,463         2,310         1,000
                                                                 --------      --------      --------
     Net earnings...........................................     $  6,158      $  4,017      $  2,753
                                                                 ========      ========      ========
Net earnings per share:
  Basic.....................................................     $   1.29      $    .85      $    .58
                                                                 ========      ========      ========
  Diluted...................................................     $   1.16      $    .80      $    .58
                                                                 ========      ========      ========
Weighted average common and common equivalent shares
  outstanding:
  Basic.....................................................        4,785         4,752         4,749
                                                                 ========      ========      ========
  Diluted...................................................        5,290         5,001         4,759
                                                                 ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                          COMMON STOCK      ADDITIONAL       STOCK                        TOTAL
                                          ------------       PAID-IN      SUBSCRIPTION    RETAINED    SHAREHOLDERS'
                                        SHARES    AMOUNT     CAPITAL       RECEIVABLE     EARNINGS       EQUITY
                                        ------    ------    ----------    ------------    --------    -------------
                                                                      (IN THOUSANDS)
Balances at December 31, 2000.......    4,749      $47       $11,565         $(238)       $ 2,216        $13,590
  Net earnings......................       --       --            --            --          2,753          2,753
                                        -----      ---       -------         -----        -------        -------
Balances at December 31, 2001.......    4,749       47        11,565          (238)         4,969         16,343
  Exercise of stock options.........        5       --            23            --             --             23
  Payment of stock subscription
     receivable.....................       --       --            --           238             --            238
  Net earnings......................       --       --            --            --          4,017          4,017
                                        -----      ---       -------         -----        -------        -------
Balances at December 31, 2002.......    4,754       47        11,588            --          8,986         20,621
  Exercise of stock options.........      171        2           651            --             --            653
  Tax benefit related to exercise of
     stock options..................       --       --           554            --             --            554
  Repurchase of common stock........      (99)      (1)       (1,177)           --             --         (1,178)
  Net earnings......................       --       --            --            --          6,158          6,158
                                        -----      ---       -------         -----        -------        -------
Balances at December 31, 2003.......    4,826      $48       $11,616         $  --        $15,144        $26,808
                                        =====      ===       =======         =====        =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2003       2002       2001
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................    $ 6,158    $ 4,017    $ 2,753
  Adjustments to reconcile net earnings to cash flows
     provided by operating activities:
     Depreciation and amortization..........................      1,322      1,579      1,770
     Deferred income taxes..................................       (832)    (1,049)    (1,241)
     Tax benefit related to exercise of stock options.......        554         --         --
     Loss on disposal of property and equipment.............          9        310         77
     Other..................................................          6         13        123
     Changes in assets and liabilities:
       Accounts receivable..................................        (20)      (255)       959
       Inventory............................................      1,719        483      1,729
       Promotional material.................................        (25)     1,074         21
       Prepaid expenses and other...........................       (743)      (200)       589
       Income taxes payable.................................      1,225       (302)     2,953
       Accounts payable.....................................      2,720      1,029      1,097
       Accrued expenses.....................................      1,995      1,114        549
       Customer deposits and other liabilities..............      2,266      1,414      1,642
                                                                -------    -------    -------
          Cash flows provided by operating activities.......     16,354      9,227     13,021
Cash flows from investing activities:
  Purchases of property and equipment.......................       (941)      (928)      (563)
  Other.....................................................         14         --         15
                                                                -------    -------    -------
          Cash flows used in investing activities...........       (927)      (928)      (548)
Cash flows from financing activities:
  Net payments on revolving credit line.....................         --         --     (5,225)
  Proceeds from exercise of stock options...................        652         23         --
  Repurchase of common stock................................     (1,177)        --         --
  Proceeds from payment of stock subscription receivable....         --        238         --
                                                                -------    -------    -------
          Cash flows provided by (used in) financing
            activities......................................       (525)       261     (5,225)
Increase in cash and cash equivalents.......................     14,902      8,560      7,248
Cash and cash equivalents at beginning of the year..........     17,152      8,592      1,344
                                                                -------    -------    -------
Cash and cash equivalents at end of the year................    $32,054    $17,152    $ 8,592
                                                                =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest...............................................    $    --    $     1    $   274
     Income taxes...........................................      2,567      3,661        176

  The accompanying notes are an integral part of these consolidated financial statements.

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. DESCRIPTION OF BUSINESS

     The Sportsman's Guide, Inc. (the "Company") is a company offering value priced outdoor and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear sold through both catalogs and Internet websites. The Company conducts its primary operations out of one office, two warehouse facilities and one retail outlet store in Minnesota, distributes its catalogs throughout the United States and operates two e-commerce websites. The Company operates in one business segment.

2. CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

3. REVENUE RECOGNITION

     Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. The provision charged against sales was $9.2 million, $9.0 million and $10.2 million during the years ended December 31, 2003, 2002 and 2001. Reserves for returns, net of exchanges, were $2.2 million and $1.7 million at December 31, 2003 and 2002.

     Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment. Sales include shipping and handling revenues of $24.8 million, $23.5 million and $23.4 million for the years ended December 31, 2003, 2002 and 2001.

     Customers can purchase one-year memberships in the Company's Buyer's Club for a $29.99 annual fee. The Company also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members place orders and receive discounts. Any remaining deferred membership fees are recognized in income after the expiration of the membership.

4. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents. The Company also considers credit card settlements in-transit as cash for reporting purposes. Cash equivalents at December 31, 2003 were invested in a money market fund and a tax-exempt money market fund. Cash equivalents at December 31, 2002 were invested in a money market fund.

5. ACCOUNTS RECEIVABLE

     Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing an installment payment plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $146,000 and $195,000 at December 31, 2003 and 2002.

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

9. STOCK OPTIONS

     Stock options issued to employees are accounted for under the intrinsic value method. No stock-based compensation cost is reflected in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2003      2002      2001
                                                                 ----      ----      ----
Net earnings as reported....................................    $6,158    $4,017    $2,753
Deduct: Total stock-based employee compensation expense
  under the fair value method for all awards, net of related
  tax effects...............................................      (452)     (180)     (253)
                                                                ------    ------    ------
Pro-forma net earnings......................................    $5,706    $3,837    $2,500
                                                                ======    ======    ======
Earnings Per Share:
  Basic -- as reported......................................    $ 1.29    $  .85    $  .58
  Basic -- pro-forma........................................      1.22       .82       .57
  Diluted -- as reported....................................    $ 1.16    $  .80    $  .58
  Diluted -- pro-forma......................................      1.10       .78       .57

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 66% in 2003, 94% in 2002, and 95% in 2001; risk-free interest rate of 4.01% in 2003, 4.05% in 2002, and 5.50% in 2001; and expected life of 10 years for all years presented.

10.  NET EARNINGS PER SHARE

     The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     For the years ended December 31, 2003, 2002 and 2001, 504,610, 248,228 and
10,042 common share equivalents were included in the computation of diluted net earnings per share.

     Options and warrants to purchase 3,738, 325,032 and 683,549 shares of common stock with a weighted average exercise price of $8.70, $7.22 and $5.68 were outstanding at December 31, 2003, 2002 and 2001, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the period.

11. FISCAL YEAR

     The Company's fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, all periods are described as if the year end is December 31. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Due to their short-term nature, the carrying value of the Company's current financial assets and liabilities approximates their fair values.

13. RECLASSIFICATIONS

     Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 financial statement presentation.

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

NOTE B -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,    DECEMBER 31,     ESTIMATED
                                                                  2003            2002        USEFUL LIVES
                                                              ------------    ------------    ------------
Machinery, equipment and furniture........................      $ 5,553         $ 5,448         3-7 years
Leasehold improvements....................................        1,968           1,696        Lease life
Computer equipment and accessories........................        2,985           2,793         3-5 years
Computer software.........................................        4,271           4,112         3-5 years
                                                                -------         -------
                                                                 14,777          14,049
Less accumulated depreciation and amortization............       12,529          11,377
                                                                -------         -------
                                                                $ 2,248         $ 2,672
                                                                =======         =======

NOTE C -- REVOLVING CREDIT FACILITY

     In September 2003, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base for

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -- REVOLVING CREDIT FACILITY (CONTINUED)

borrowings greater than $10.0 million, expiring in September 2005. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility if borrowings exceed $10.0 million is limited to a collateral base of 50% of eligible inventory, plus 75% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate less 0.5% or, at the Company's option, fixed over short term periods, LIBOR plus 2.15 percentage points, provided certain financial ratios are met. The revolving credit line is collateralized by substantially all of the assets of the Company.

     All borrowings are subject to various covenants which include year-to-date earnings, current ratio, tangible net worth and total liabilities divided by the tangible net worth. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of December 31, 2003, the Company was in compliance with all applicable covenants under the revolving line of credit agreement.

     The following is a summary of the credit facility (in thousands):

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 2003         2002         2001
                                                                 ----         ----         ----
Borrowings at end of year...................................    $   --       $   --       $   --
Interest rate at end of year................................      3.50%        4.25%         6.0%
Maximum month-end borrowing during the year.................    $   --       $   --       $9,127
Average daily borrowing during the year.....................    $   --       $   --       $3,063
Weighted average interest rate during the year..............       N/A          N/A         7.76%
Outstanding letters of credit at end of year................    $2,483       $2,619       $2,429

NOTE D -- INCOME TAXES

     The provision for income tax expense consists of the following (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                 2003      2002       2001
                                                                 ----      ----       ----
Current
  Federal...................................................    $4,253    $ 3,337    $ 2,111
  State.....................................................        42         22        130
                                                                ------    -------    -------
                                                                 4,295      3,359      2,241
Deferred
  Federal...................................................      (832)    (1,049)    (1,241)
                                                                ------    -------    -------
                                                                $3,463    $ 2,310    $ 1,000
                                                                ======    =======    =======

     Differences between income tax expense and amounts derived by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                2003      2002      2001
                                                                ----      ----      ----
U.S. federal statutory rate.................................    34.0%     34.0%      34.0%
State taxes.................................................     0.4       0.3        2.3
Change in valuation allowance...............................      --        --      (11.4)
Other.......................................................     1.6       2.2        1.7
                                                                ----      ----      -----
                                                                36.0%     36.5%      26.6%
                                                                ====      ====      =====

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- INCOME TAXES (CONTINUED)

     The components of deferred taxes consist of the following (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2003            2002
                                                                ------------    ------------
Current deferred tax assets (liabilities):
  Inventory.................................................       $  736          $  801
  Vacation accrual..........................................          174             151
  Returns reserve...........................................          852             591
  Promotional material......................................         (238)           (188)
  Prepaid expenses..........................................         (333)           (216)
  Deferred revenue..........................................        1,547           1,038
  Other.....................................................          438             232
                                                                   ------          ------
     Current deferred tax asset.............................        3,176           2,409
Long-term deferred tax assets (liabilities):
  Internally developed software.............................         (923)           (872)
  Depreciation..............................................          869             753
                                                                   ------          ------
     Long-term deferred tax liability.......................          (54)           (119)
                                                                   ------          ------
     Net deferred tax asset.................................       $3,122          $2,290
                                                                   ======          ======

NOTE E -- COMMITMENTS AND CONTINGENCIES

LEASE AND OTHER COMMITMENTS

     The Company has several long-term operating leases and other commitments related to facilities and long-distance telephone services with varying terms.

     At December 31, 2003, future minimum commitments under the above agreements are as follows for the years ended December 31, (in thousands):

2004........................................................    $ 3,414
2005........................................................      3,456
2006........................................................      2,947
2007........................................................      1,975
2008........................................................      1,951
Thereafter..................................................        488
                                                                -------
                                                                $14,231
                                                                =======

     Rent expense was $2.3 million, $2.5 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001.

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

     In June 2002, the Company entered into an agreement with Gary Olen pursuant to which Mr. Olen provides services to the Company and has granted the Company the exclusive right to use his name and

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

likeness. The agreement continues until June 30, 2007 and is automatically renewed for additional one-year terms unless either party gives one year's notice of non-renewal. Under the agreement, the Company pays Mr. Olen an annual salary, which is subject to an annual cost of living adjustment, plus benefits. In 2003, the Company paid Mr. Olen $50,000.

PROFIT SHARING PLAN

     The Company has a 401(k) plan covering substantially all employees. The Plan allows the Company to make discretionary matching contributions to the plan. The Company made contributions of $110,000, $110,000 and $85,000 for the years ended December 31, 2003, 2002 and 2001.

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

NOTE F -- RELATED PARTY TRANSACTIONS

     Previously, the Company loaned $238,000 to an officer of the Company to be repaid with interest at 5.69% per annum. In April 2002, the outstanding loan balance and accrued interest was paid in full.

NOTE G -- SHAREHOLDERS' EQUITY

     The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares.

STOCK REPURCHASE

     On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 98,950 shares of common stock at a total cost of $1.2 million were repurchased during the year ended December 31, 2003.

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- SHAREHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

     The Company has a stock option plan (the "1991 Plan") which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 35,000 shares of common stock are reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. At December 31, 2003, 9,750 options were outstanding, all of which were exercisable.

     The Company has a non-qualified stock option plan (the "1994 Plan") which provides for the issuance of options to purchase up to 100,000 shares of the Company's common stock to certain employees, contingent upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a ten year period from the date of grant. At December 31, 2003, a total of 20,938 options were outstanding, all of which were exercisable.

     The Company has an incentive stock option plan (the "1996 Plan") which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. At December 31, 2003, a total of 431,902 options were outstanding, of which 364,240 options were exercisable.

     The Company has an incentive stock option plan (the "1999 Plan") which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock are reserved for issuance under the 1999 Plan. Options issued under the 1999 Plan are exercisable over a ten year period from the date of grant. At December 31, 2003, a total of 583,688 options were outstanding, of which 227,350 were exercisable.

     The following applies to options that are outstanding at December 31, 2003:

                                                                             WEIGHTED                   WEIGHTED
                                                         WEIGHTED AVERAGE    AVERAGE                    AVERAGE
                                            NUMBER          REMAINING        EXERCISE      NUMBER       EXERCISE
       RANGE OF EXERCISE PRICES           OUTSTANDING    CONTRACTUAL LIFE     PRICE      EXERCISABLE     PRICE
       ------------------------           -----------    ----------------    --------    -----------    --------
$ 0.94................................         3,750          7 years         $ 0.94         3,750       $0.94
$ 2.50 -- $3.70.......................       269,580          7 years           2.89       189,580        2.86
$ 3.94 -- $5.88.......................        85,873          4 years           4.81        85,873        4.81
$ 6.50 -- $8.70.......................       503,075          6 years           6.70       343,075        6.67
$16.15................................       184,000         10 years          16.15            --          --
                                           ---------                                       -------
                                           1,046,278                                       622,278
                                           =========                                       =======

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- SHAREHOLDERS' EQUITY (CONTINUED)

     A summary of the stock option transactions during the years ended December 31, 2003, 2002 and 2001 is as follows:

                                               2003                     2002                    2001
                                       ---------------------    ---------------------    -------------------
                                                    WEIGHTED                 WEIGHTED               WEIGHTED
                                                    AVERAGE                  AVERAGE                AVERAGE
                                                    EXERCISE                 EXERCISE               EXERCISE
                                        SHARES       PRICE       SHARES       PRICE      SHARES      PRICE
                                        ------      --------     ------      --------    ------     --------
Outstanding at beginning of year...    1,050,406     $ 5.05       807,156     $4.52      580,856     $5.24
  Granted..........................      184,000      16.15       250,000      6.75      250,000      2.95
  Exercised........................     (171,461)      3.81        (5,000)     4.53           --        --
  Canceled.........................      (16,667)      5.23        (1,750)     6.30       (5,275)     6.40
  Expired..........................           --         --            --        --      (18,425)     5.34
                                       ---------     ------     ---------     -----      -------     -----
Outstanding at end of year.........    1,046,278     $ 7.20     1,050,406     $5.05      807,156     $4.52
                                       =========     ======     =========     =====      =======     =====
Options exercisable at end of
  year.............................      622,278     $ 5.22       627,489     $4.96      525,156     $5.25
                                       =========     ======     =========     =====      =======     =====
Weighted average fair value of
  options granted during the
  year.............................                  $12.28                   $6.00                  $2.66

WARRANTS

     In connection with a public offering of common stock in 1998, warrants to purchase 100,000 shares of common stock at $8.45 per share were issued. The warrants expired in February 2003. At December 31, 2003, no warrants were outstanding.

NOTE H -- SUBSEQUENT EVENTS -- STOCK REPURCHASE

     The Company repurchased 259,644 shares of common stock at a total cost of $5.1 million for the period from January 1, 2004 through February 13, 2004 under the stock repurchase plan approved on May 5, 2003.

NOTE I -- ADVERTISING EXPENSE

     Selling, general and administrative expenses include advertising expenses of $29.4 million, $29.2 million and $29.9 million for the years ended December 31, 2003, 2002 and 2001.

                          THE SPORTSMAN'S GUIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J -- INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following table provides certain unaudited financial information for each of the quarters shown:

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
Sales.....................................       $43,749          $38,041           $41,213          $71,700
Gross profit..............................        14,197           11,944            12,541           25,382
Earnings from operations..................         1,467            1,042             1,117            5,971
Net earnings..............................           957              646               710            3,845
Net earnings per share:
  Basic...................................           .20              .14               .15              .80
  Diluted.................................           .19              .12               .13              .71
2002
Sales.....................................       $41,465          $34,791           $36,746          $66,313
Gross profit..............................        13,303           10,551            11,189           23,565
Earnings from operations..................         1,216              494               366            4,549
Net earnings..............................           784              317               269            2,647
Net earnings per share:
  Basic                                              .17       .07.......               .06              .56
  Diluted.................................           .16              .06               .05              .53

                          THE SPORTSMAN'S GUIDE, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                 COLUMN B                 COLUMN C                  COLUMN D         COLUMN E
--------------------------------    ----------    --------------------------------    -------------    -------------
                                                             ADDITIONS
                                                  --------------------------------
                                                      (1)               (2)
                                    BALANCE AT    CHARGED TO:       CHARGED TO:
                                    BEGINNING      COSTS AND     OTHER ACCOUNTS --    DEDUCTIONS --     BALANCE AT
          DESCRIPTION               OF PERIOD      EXPENSES          DESCRIBE           DESCRIBE*      END OF PERIOD
--------------------------------    ----------    -----------    -----------------    -------------    -------------
                                                               (IN THOUSANDS OF DOLLARS)
RETURNS RESERVE
  December 31, 2003.............      $1,738        $ 9,176             $--              $8,674           $2,240
  December 31, 2002.............       1,402          9,040              --               8,704            1,738
  December 31, 2001.............         681         10,173              --               9,452            1,402

-------------------------
* Represents actual returns from customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over the financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our Annual Meeting of Shareholders on May 7, 2004 and is incorporated herein by reference, except for certain information concerning our executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth under "Executive Compensation" in the Proxy Statement for our Annual Meeting of Shareholders on May 7, 2004 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is set forth under "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our Annual Meeting of Shareholders on May 7, 2004 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth under "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for our Annual Meeting of Shareholders on May 7, 2004 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is set forth under "Ratification of Engagement of Independent Certified Public Accountants" in the Proxy Statement for our Annual Meeting of Shareholders on May 7, 2004 and is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. FINANCIAL STATEMENTS

         The following financial statements of the Company are included herein at Item 8.

           Report of Independent Certified Public Accountants

           Consolidated Balance Sheets as of December 31, 2003 and 2002

           Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001

           Consolidate Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

           Consolidated Statements of Cash Flows for the years ended December
             31, 2003, 2002 and 2001

           Notes to Consolidated Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of the Company is included herein at Item 8.

           Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001

         3. EXHIBITS

         See Exhibit Index at page 39 of this report.

     (B) REPORTS ON FORM 8-K

         On October 10, 2003, the Company filed a Form 8-K under Item 12 reporting in a press release expected sales and earnings per share for the quarter ended September 30, 2003.

         On October 29, 2003, the Company filed a Form 8-K under Item 12 reporting in a press release its financial results for the quarter ended September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SPORTSMAN'S GUIDE, INC.

                                          By     /s/ GREGORY R. BINKLEY
                                            ------------------------------------
                                                     Gregory R. Binkley
                                               President and Chief Executive
Date: March 19, 2004                                       Officer

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

                    SIGNATURE                                   CAPACITY                   DATE
                    ---------                                   --------                   ----

              /s/ GREGORY R. BINKLEY                 President, Chief Executive
--------------------------------------------------     Officer and Director
                Gregory R. Binkley                     (principal executive
                                                       officer)

              /s/ CHARLES B. LINGEN                  Executive Vice President of      March 19, 2004
--------------------------------------------------     Finance and Administration,
                Charles B. Lingen                      Chief Financial Officer,
                                                       Secretary/ Treasurer and
                                                       Director (principal
                                                       financial and accounting
                                                       officer)

                  /s/ GARY OLEN*                     Chairman of the Board and
--------------------------------------------------     Director
                    Gary Olen

              /s/ LEONARD M. PALETZ*                 Director
--------------------------------------------------
                Leonard M. Paletz

               /s/ WILLIAM T. SENA*                  Director
--------------------------------------------------
                 William T. Sena

                /s/ JAY A. LEITCH*                   Director
--------------------------------------------------
                  Jay A. Leitch

               /s/ DAROLD D. RATH*                   Director
--------------------------------------------------
                  Darold D. Rath

 *By              /s/ GREGORY R. BINKLEY
        ------------------------------------------
                   Gregory R. Binkley,
                     Attorney-In-Fact

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
   3.1     Restated Articles of Incorporation as restated through March
           5, 1997 (incorporated by reference to Exhibit 3.1 to Form
           10-K for the year ended December 27, 1996, File No. 0-15767)
   3.2     Bylaws (incorporated by reference to Exhibit 3.2 to Form
           S-18 Registration Statement No. 33-4496C filed April 1,
           1986)
   4.1     Specimen of the Company's Common Stock certificate
           (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May
           8, 1986)
   4.2     Rights Agreement dated as of May 11, 1999 between the
           Company and Norwest Bank Minnesota, N.A., as Rights Agent
           (incorporated by reference to Exhibit 4.1 to Form 8-K dated
           May 11, 1999)
  10.1*    The Company's 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year
           ended December 27, 1991)
  10.2     Industrial Real Estate Lease between the Company and CB
           Commercial Real Estate Group, Inc. dated April 22, 1993
           (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)
  10.3     Amendment to Industrial Real Estate Lease between the
           Company and American Real Estate Holdings, L.P. dated
           February 23, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998)
  10.4     Industrial Real Estate Lease between the Company and AMB
           Property, L.P. as amended May 24, 1999 (incorporated by
           reference to Exhibit 10.1 to Form 10-Q for the quarter ended
           July 4, 1999)
  10.5     Credit Agreement by and between the Company and Wells Fargo
           Bank, National Association dated September 15, 2003
           (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003)
  10.6*    Form of Stock Option Agreement pursuant to the Company's
           1994 Non-Qualified Performance Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended
           December 27, 1996)
  10.7*    The Company's 1996 Stock Option Plan (incorporated by
           reference to Exhibit 10.17 to Form 10-K for the year ended
           December 27, 1996)
  10.8*    Form of Employment Agreement with members of senior
           management (incorporated by reference to Exhibit 10.10 to
           Amendment No. 1 to Form S-2 Registration Statement No.
           333-31111 filed January 2, 1998)
  10.9*    Agreement between the Company and Gary Olen dated June 28,
           2002 for the use of name, likeness and services
           (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002)
 10.10*    The Company's 1999 Stock Option Plan (incorporated by
           reference to Exhibit 10.16 to Form 10-K for the year ended
           December 31, 1999)
 10.11*    The Sportsman's Guide, Inc. Deferred Compensation Plan
           effective September 1, 2002 (incorporated by reference to
           Exhibit 10.2 to Form 10-Q for the quarter ended September
           30, 2002)
 10.12*    Consulting Agreement dated December 31, 2002 between the
           Company and Outdoor Consulting, Inc.
  14.1     Code of Business Conduct and Ethics

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
  21.1     Subsidiaries of the Company (incorporated by reference to
           Exhibit 21.1 to Form 10-K for the year ended December 31,
           2002)
  23.1     Consent of Grant Thornton LLP
  24.1     Powers of Attorney of each person whose name is signed to
           this report pursuant to a power of attorney
    31     Rule 13a-14(a)/15d-14(a) Certifications
    32     Section 1350 Certifications
    99     Risk Factors

     Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.