Form 10-Q
period 2004-03-31
SPORTSMANS GUIDE INC
filed 2004-05-11
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE  ACT OF 1934. For the quarterly period ended March 31, 2004 or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934. For the transition period from ______ to _______.


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

                                 (651) 451-3030
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes          No    x
    ------      -------

As of May 10, 2004, there were 4,707,555 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                       March 31,      December  31,
                                                          2004            2003
                                                          ----            ----
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $16,694         $32,054
  Accounts receivable -- net                               2,147           3,034
  Inventory                                               23,032          18,874
  Promotional material                                     3,622           2,565
  Prepaid expenses and other                               2,489           1,871
  Income taxes receivable                                    655              --
  Deferred income taxes                                    2,220           3,176
                                                         -------         -------
      Total current assets                                50,859          61,574
PROPERTY AND EQUIPMENT -- NET                              1,947           2,248
                                                         -------         -------
      Total assets                                       $52,806         $63,822
                                                         =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                       $16,024         $18,950
  Accrued expenses                                         3,294           5,891
  Income taxes payable                                        --           3,107
  Deferred revenue                                         4,783           4,623
  Returns reserve                                          1,805           2,240
  Customer deposits and other liabilities                  2,465           2,016
                                                         -------         -------
      Total current liabilities                           28,371          36,827
LONG-TERM LIABILITIES                                        173             187
                                                         -------         -------
      Total liabilities                                   28,544          37,014

COMMITMENTS AND CONTINGENCIES                                 --              --

SHAREHOLDERS' EQUITY
  Common stock-$.01 par value; 36,800,000
    shares authorized; 4,694,889 shares
    issued and outstanding at March 31, 2004
    and 4,826,321 shares issued and
    outstanding at December 31, 2003                          47              48
  Additional paid-in capital                               7,904          11,616
  Retained earnings                                       16,311          15,144
                                                         -------         -------
      Total shareholders' equity                          24,262          26,808
                                                         -------         -------
      Total liabilities and shareholders' equity         $52,806         $63,822
                                                         =======         =======




     See accompanying condensed notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                           For the Three Months Ended
                             March 31, 2004 and 2003
                      (In thousands, except per share data)


                                                                            2004           2003
                                                                            ----           ----

Sales                                                                     $44,594         $43,749

Cost of sales                                                              30,466          29,552
                                                                          -------         -------

    Gross profit                                                           14,128          14,197

Selling, general and administrative expenses                               12,346          12,730
                                                                          -------         -------

    Earnings from operations                                                1,782           1,467

Miscellaneous income, net                                                      42              29
                                                                          -------         -------

    Earnings before income taxes                                            1,824           1,496

Income tax expense                                                            657             539
                                                                          -------         -------

    Net earnings                                                          $ 1,167         $   957
                                                                          =======         =======

Net earnings per share:

    Basic                                                                 $   .25         $   .20
                                                                          =======         =======
    Diluted                                                               $   .22         $   .19
                                                                          =======         =======

Weighted average common and common equivalent shares outstanding:

    Basic                                                                   4,753           4,757
                                                                          =======         =======
    Diluted                                                                 5,368           5,119
                                                                          =======         =======



     See accompanying condensed notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                           For the Three Months Ended
                             March 31, 2004 and 2003
                                 (In thousands)

                                                                                      2004                  2003
                                                                                 -------------      ---------------
Cash flows from operating activities:
  Net earnings                                                                        $  1,167          $    957
  Adjustments to reconcile net earnings to cash used in operating activities:
    Depreciation and amortization                                                          333               332
    Deferred income taxes                                                                  956               725
    Tax benefit related to exercise of stock options                                       649                --
    Gain on disposal of property and equipment                                              --                (2)
    Changes in assets and liabilities:
      Accounts receivable                                                                  887             1,064
      Inventory                                                                         (4,158)           (1,935)
      Promotional material                                                              (1,057)           (1,153)
      Prepaid expenses and other                                                          (618)             (673)
      Income taxes receivable                                                             (655)               --
      Income taxes payable                                                              (3,107)           (1,851)
      Accounts payable                                                                  (2,926)           (2,499)
      Accrued expenses                                                                  (2,597)           (1,434)
      Customer deposits and other liabilities                                              160               371
                                                                                      --------          --------
        Cash flows used in operating activities                                        (10,966)           (6,098)

Cash flows from investing activities:
  Purchases of property and equipment                                                      (32)             (195)
  Other                                                                                     --                 6
                                                                                      --------          --------
        Cash flows used in investing activities                                            (32)             (189)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                                  786                15
  Repurchase of common stock                                                            (5,148)               --
                                                                                      --------          --------
        Cash flows provided by (used in) financing activities                           (4,362)               15
                                                                                      --------          --------

Decrease in cash and cash equivalents                                                  (15,360)           (6,272)

Cash and cash equivalents at beginning of the quarter                                   32,054            17,152
                                                                                      --------          --------

Cash and cash equivalents at end of the quarter                                       $ 16,694          $ 10,880
                                                                                      ========          ========

Supplemental disclosure of cash flow information
Cash paid during the quarter for:

      Income taxes                                                                    $  2,810          $  1,780




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

         The Company's fiscal quarter ends on the Sunday nearest March 31 for 2004 and 2003, but for clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2004 and 2003 each consisted of 13 weeks.

         Amounts billed to customers for shipping and handling are recorded in sales at the time of shipment. Sales include shipping and handling revenues of $5.7 million and $5.8 million for the quarters ended March 31, 2004 and 2003.

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


                                                                                   Quarters Ended March 31,
                                                                                   ------------------------
                                                                                    2004              2003
                                                                                    ----              ----
                  Net earnings as reported .........................               $  1,167           $ 957
                  Deduct:  Total stock-based employee compensation
                    expense under the fair value method for all awards,
                    net of related tax effects .....................                   (232)           (117)
                                                                                   --------          ------
                  Pro-forma net earnings ...........................               $    935          $  840
                                                                                   ========          ======

                  Earnings per share:
                       Basic -- as reported ........................               $    .25          $  .20
                       Basic -- pro-forma ..........................                    .20             .19

                       Diluted -- as reported ......................               $    .22          $  .19
                       Diluted -- pro-forma ........................                    .18             .17


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

         For the quarters ended March 31, 2004 and 2003, 614,771 and 361,683 common share equivalents were included in the computation of diluted net earnings per share.

         All outstanding options during the quarter ended March 31, 2004 were included in the computation of diluted net earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.

         Options to purchase 14,950 shares of common stock with a weighted average exercise price of $8.70 were outstanding during the quarter ended March 31, 2003, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the period.

Note 4:  Legal Proceedings

         In March 2003, the Company was notified by the Bureau of Industry, United States Department of Commerce (BIS) that BIS has reason to believe the Company violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserts the Company committed 61 separate violations for shipments from October 1999 to March 2002. The potential maximum civil penalty is up to $11,000 for each violation. The Company is currently in discussions with BIS to settle the matter prior to the issuance of a charging letter. The BIS has initially offered to settle the matter for a penalty of $207,500, representing 32 violations at $1,500 per violation and 29 violations at $5,500 per violation. The Company believes the settlement offer is excessive based on civil penalties imposed in similar cases and intends to continue negotiations with BIS. While the Company cannot predict the outcome of this matter at this time, management believes the matter will not have a material adverse impact on the Company.

Note 5:  Repurchase of Common Stock

         On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next twelve months. Under this plan 259,644 shares of common stock at a total cost of $5,148,000 were repurchased during the three months ended March 31, 2004.

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

Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $69.0 million in sales in 2003 compared to $1.3 million in 1998. Product sales on the sites accounted for approximately 40% of our catalog and Internet sales in the first quarter of 2004 compared to less than 1% for all of 1998.

In the fall of 2000, we began to aggressively promote and sell the Buyer's Club membership program. In addition, unique catalogs (Buyer's Club Advantage(TM)) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.

We believe that our value pricing, specialty catalog titles, the Internet, and Buyer's Club memberships have been important to our sales and profitability growth. Our sales have increased from $43 million in 1992 to approximately $195 million in 2003.

                                   FISCAL YEAR

Our fiscal quarter ends on the Sunday nearest March 31 for 2004 and 2003, but for the clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2004 and 2003 each consisted of 13 weeks.

                          CRITICAL ACCOUNTING POLICIES

Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. Amounts billed to customers for shipping and handling are recorded in sales at the time of shipment.

Customers can purchase one year memberships in our Buyer's Club for a $29.99 annual fee. We also offer two year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized as sales as the individual members place orders and receive discounts. Any remaining deferred membership fees are recognized as sales after the expiration of the membership.

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

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

                                                                          Quarters Ended March 31,
                                                                          ------------------------
                                                                            2004             2003
                                                                            ----             ----
           Sales ...................................................       100.0%           100.0%
           Cost of sales ...........................................        68.3             67.5
                                                                           -----            -----
               Gross profit ........................................        31.7             32.5
           Selling, general and administrative expenses ............        27.7             29.1
                                                                           -----            -----
               Earnings from operations ............................         4.0              3.4
           Miscellaneous income, net ...............................          --               --
                                                                           -----            -----
               Earnings before income taxes ........................         4.0              3.4
           Income tax expense ......................................         1.4              1.2
                                                                           -----            -----
               Net earnings ........................................         2.6%             2.2%
                                                                           =====            =====

Quarter ended March 31, 2004 compared to quarter ended March 31, 2003
---------------------------------------------------------------------

SALES. Sales for the quarter ended March 31, 2004 of $44.6 million were $0.9 million or approximately 2% higher than sales of $43.7 million during the same period last year. The increase in sales, quarter over quarter, was primarily due to higher sales generated from unique product offerings on the Internet. Internet related sales continue to grow, period over period, as we continue to make enhancements to our Web sites and implement and improve upon various marketing and merchandising programs. For the first quarter of 2004, sales generated through the catalogs decreased from the prior year's sales level primarily as a result of lower than anticipated customer response rates and a reduction in our catalog circulation. As of the end of the first quarter 2004, the Buyer's Club membership had increased to approximately 358,000, up 2% over the 351,000 reported at December 31, 2003 and up approximately 9% over the membership count one year ago.

Sales generated through the Internet for the quarter ended March 31, 2004 were approximately 40% of total catalog and Internet sales compared to approximately 34% of total catalog and Internet sales during the same period last year. Sales generated through the Internet are defined as sales that are derived from our Web sites, catalog orders processed online and online offers placed by telephone.

Gross returns and allowances for the quarter ended March 31, 2004 were $3.1 million or 6.5% of gross sales compared to $3.3 million or 7.0% of gross sales during the same period last year. The decrease in gross returns and allowances, as a percentage of sales, was primarily due to favorable trends in actual customer return activity.

GROSS PROFIT. Gross profit for the quarter ended March 31, 2004 was $14.1 million or 31.7% of sales compared to $14.2 million or 32.5% of sales during the same period last year. The decrease in gross profit, as a percentage of sales, was primarily from a decrease in product margins due to promotional pricing, a shift of sales to lower product margin categories and a higher percentage of sales in lower margin, factory direct merchandise items. We continue to employ promotional pricing techniques to maintain our competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter ended March 31, 2004 were $12.3 million or 27.7% of sales compared to $12.7 million or 29.1% of sales for the same period last year. Selling, general and administrative expenses, as a percentage of sales, were lower compared to the same quarter a year ago with the higher Internet sales having a favorable impact on the overall advertising ratio to total sales and lower order processing costs, which were again directly related to the increase in sales generated through the Internet. The decrease in dollars in selling, general and administrative expenses was primarily due to lower advertising spending from the reduction in catalog circulation and lower order processing and order fulfillment costs.

Total catalog circulation during the first quarter of 2004 was 11.0 million catalogs compared to 11.3 million catalogs during the first quarter of 2003. We mailed nine catalog editions consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and three specialty catalogs during the quarters ended March 31, 2004 and 2003. Advertising expense for the quarter ended March 31, 2004 was $6.6 million or 14.8% of sales compared to $6.9 million or 15.8% of sales for the same period last year. The decrease in advertising expense, as a percentage of sales, compared to the same period last year was primarily due to the increase in sales generated through the Internet. Advertising expense, in dollars, for the first quarter of 2004 was lower compared to the same period last year primarily as a result of the reduction in catalog circulation somewhat offset by an increase in commissions to Internet affiliate partners.

EARNINGS FROM OPERATIONS. Earnings from operations for the quarter ended March 31, 2004 were $1.8 million compared to $1.5 million for the quarter ended March 31, 2003.

INTEREST EXPENSE. During the quarters ended March 31, 2004 and 2003, we did not borrow under the revolving line of credit.

INCOME TAX. Income tax expense for the quarter ended March 31, 2004 was $0.66 million compared to $0.54 million for the quarter ended March 31, 2003. The income tax expense for the quarters ended March 31, 2004 and 2003 reflects the Company's anticipated effective tax rates for the year.

NET EARNINGS. As a result of the above factors, net earnings increased by $0.24 million, or 22% to $1.2 million for the quarter ended March 31, 2004 from $0.96 million for the same period last year.

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

The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):


                                                         FIRST          SECOND          THIRD          FOURTH
                                                        QUARTER        QUARTER         QUARTER         QUARTER
------------------------------------------------------------------------------------------------------------------
2004
  Sales                                                $ 44,594
  Gross profit                                           14,128
  Earnings from operations                                1,782
  Net earnings                                            1,167
  Net earnings per share:
    Basic                                                   .25
    Diluted                                                 .22

2003
  Sales                                                $ 43,749         $ 38,041      $  41,213        $ 71,700
  Gross profit                                           14,197           11,944         12,541          25,382
  Earnings from operations                                1,467            1,042          1,117           5,971
  Net earnings                                              957              646            710           3,845
  Net earnings per share:
    Basic                                                   .20              .14            .15             .80
    Diluted                                                 .19              .12            .13             .71

                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $22.5 million as of March 31, 2004 compared to $24.7 million as of December 31, 2003, with current ratios of 1.8 to 1 and 1.7 to 1, respectively. We purchase large quantities of manufacturers' close-outs and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $1.4 million at March 31, 2004 compared to $2.4 million at December 31, 2003. The installment plan will continue to require the allocation of working capital which we expect to fund from operations and availability under our revolving credit facility.

We have a Credit Agreement with Wells Fargo Bank, National Association, providing a revolving line of credit up to $15.0 million, subject to an adequate borrowing base for borrowings greater than $10.0 million, expiring September 30, 2005. The revolving line of credit is for working capital and letters of credit. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility if borrowings exceed $10.0 million is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings bear interest at the bank's prime rate less 0.5% or, at the Company's option, fixed over short term periods, LIBOR plus 2.15 percentage points, provided certain financial ratios are met. The revolving credit line is collateralized by substantially all of our assets.

All borrowings are subject to various covenants which include year-to-date earnings, current ratio, tangible net worth and total liabilities divided by tangible net worth. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of March 31, 2004, we were in compliance with all applicable covenants under the revolving line of credit agreement. We had no borrowings against the revolving credit line as of March 31, 2004 and December 31, 2003. Outstanding letters of credit were $1.2 million at March 31, 2004 compared to $2.5 million at December 31, 2003.

OPERATING ACTIVITIES. Cash flows used in operating activities for the quarter ended March 31, 2004 were $11.0 million compared to $6.1 million for the same period last year. The increase in cash flows used in operating activities, for the first quarter, was primarily the result of an increase in inventory, increased payments to vendors and the increase in cash payment of income taxes.

INVESTING ACTIVITIES. Cash flows used in investing activities during the quarter ended March 31, 2004 were $32,000 compared to $189,000 during the same period last year.

FINANCING ACTIVITIES. Cash flows used in financing activities during the quarter ended March 31, 2004 were $4.4 million compared to cash flows provided by financing activities of $15,000 during the same period last year. The cash flows used in financing activities during the first quarter of 2004 were primarily comprised of payments to repurchase the Company's common stock. On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 259,644 shares of common stock at a total cost of approximately $5.1 million were repurchased during the first quarter ended March 31, 2004. During the first quarter of 2004 and 2003, we did not borrow under the revolving line of credit.

We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months.

                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in
Exhibit 99 "Risk Factors" to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2003, the Company was notified by the Bureau of Industry, United States Department of Commerce (BIS) that BIS has reason to believe the Company violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserts the Company committed 61 separate violations for shipments from October 1999 to March 2002. The potential maximum civil penalty is up to $11,000 for each violation. The Company is currently in discussions with BIS to settle the matter prior to the issuance of a charging letter. The BIS has initially offered to settle the matter for a penalty of $207,500, representing 32 violations at $1,500 per violation and 29 violations at $5,500 per violation. The Company believes the settlement offer is excessive based on civil penalties imposed in similar cases and intends to continue negotiations with BIS. While the Company cannot predict the outcome of this matter at this time, management believes the matter will not have a material adverse impact on the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

                     Issuer Repurchases of Equity Securities

                                                                                 Total Number of          Maximum Number
                                                                               Shares Repurchased        Of Share that May
                                Total Number                                   as Part of Publicly       Yet be Purchased
                                  of Shares              Average Price           Announced Plans          Under the Plans
Period                            Purchased             Paid per Share           or Programs (1)          or Programs (1)
------                            ---------             --------------           ---------------          ---------------
January 1 -- 31, 2004              190,694                   19.78                   190,694                  186,470
February 1 -- 29, 2004              68,950                   19.95                    68,950                  117,520
March 1 -- 31, 2004                     --                      --                        --                  117,520
                                  --------                   -----                   -------                  -------
Total                              259,644                   19.83                   259,644                  117,520
                                   =======                   =====                   =======                  =======


(1) On May 5, 2003, the Company announced that its Board of Directors authorized a plan to repurchase up to ten percent of the Company's outstanding common stock in the open market or in privately negotiated transactions over the next 12 months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

            31  Rule 13a-14(a)/15d-14(a) Certifications
            32  Section 1350 Certifications

(b)       Reports on Form 8-K

           On January 15, 2004, the Company filed a Form 8-K under Item 12 reporting in a press release expected sales and earnings per share for the three months and year ended December 31, 2003.

           On February 13, 2004, the Company filed a Form 8-K under Item 12 reporting in a press release its financial results for the three months and year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE SPORTSMAN'S GUIDE, INC.



Date:  May 10, 2004                         /s/ Charles B. Lingen
                                            ------------------------------------
                                            Charles B. Lingen
                                            Executive Vice President Finance and
                                            Administration/CFO