Form 10-Q
period 2004-06-30
SPORTSMANS GUIDE INC
filed 2004-08-11
CIK 791450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2004 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to _____.

                           Commission File No. 015767

                       ----------------------------------

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

As of August 10, 2004, there were 4,709,305 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           THE SPORTSMAN'S GUIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                            (In thousands of dollars)

                                                                   June 30,       June 30,    December 31,
                                                                     2004           2003          2003
                                                                   --------       --------    ------------
                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $ 16,534       $ 11,497      $ 32,054
  Accounts receivable - net                                           1,935          1,682         3,034
  Inventory                                                          25,315         23,946        18,874
  Promotional material                                                2,590          1,889         2,565
  Prepaid expenses and other                                          2,416          2,034         1,871
  Deferred income taxes                                               2,900          2,525         3,176
                                                                   --------       --------      --------
      Total current assets                                           51,690         43,573        61,574
PROPERTY AND EQUIPMENT - NET                                          1,813          2,440         2,248
                                                                   --------       --------      --------
      Total assets                                                 $ 53,503       $ 46,013      $ 63,822
                                                                   ========       ========      ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $ 15,040       $ 13,370      $ 18,950
  Accrued expenses                                                    3,954          3,172         5,891
  Income taxes payable                                                  417            691         3,107
  Deferred revenue                                                    4,734          3,729         4,623
  Returns reserve                                                     1,941          1,528         2,240
  Customer deposits and other liabilities                             2,099          1,485         2,016
                                                                   --------       --------      --------
      Total current liabilities                                      28,185         23,975        36,827
LONG-TERM LIABILITIES                                                   133            218           187
                                                                   --------       --------      --------
      Total liabilities                                              28,318         24,193        37,014
COMMITMENTS AND CONTINGENCIES                                            --             --            --
SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized;
    4,707,555 shares issued and outstanding at June 30, 2004,
    4,723,860 issued and outstanding at June 30, 2003 and
    4,826,321 issued and outstanding at December 31, 2003                47             47            48
  Additional paid-in capital                                          8,033         11,184        11,616
  Accumulated comprehensive loss                                         (3)            --            --
  Retained earnings                                                  17,108         10,589        15,144
                                                                   --------       --------      --------
      Total shareholders' equity                                     25,185         21,820        26,808
                                                                   --------       --------      --------
      Total liabilities and shareholders' equity                   $ 53,503       $ 46,013      $ 63,822
                                                                   ========       ========      ========

          See accompanying notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                    For the Three Months and Six Months Ended
                             June 30, 2004 and 2003

                      (In thousands, except per share data)

                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                     ---------------------------   -------------------------
                                                         2004          2003           2004          2003
                                                       --------      --------       --------      --------
Sales                                                  $ 38,861      $ 38,041       $ 83,455      $ 81,790
Cost of sales                                            26,724        26,097         57,190        55,649
                                                       --------      --------       --------      --------
    Gross profit                                         12,137        11,944         26,265        26,141
Selling, general and administrative expenses             10,929        10,902         23,275        23,632
                                                       --------      --------       --------      --------
    Earnings from operations                              1,208         1,042          2,990         2,509
Miscellaneous income (expense), net                          38           (33)            80            (4)
                                                       --------      --------       --------      --------
    Earnings before income taxes                          1,246         1,009          3,070         2,505
Income tax expense                                          449           363          1,106           902
                                                       --------      --------       --------      --------
    Net earnings                                       $    797      $    646       $  1,964      $  1,603
                                                       ========      ========       ========      ========
Net earnings per share:
    Basic                                              $    .17      $    .14       $    .42      $    .34
                                                       ========      ========       ========      ========
    Diluted                                            $    .15      $    .12       $    .37      $    .31
                                                       ========      ========       ========      ========
Weighted average common and common equivalent
   shares outstanding:
    Basic                                                 4,703         4,748          4,728         4,753
                                                       ========      ========       ========      ========
    Diluted                                               5,279         5,249          5,324         5,184
                                                       ========      ========       ========      ========

          See accompanying notes to consolidated financial statements.

                           THE SPORTSMAN'S GUIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Six Months Ended
                             June 30, 2004 and 2003

                            (In thousands of dollars)

                                                            2004           2003
                                                          --------       --------
Cash flows from operating activities:
  Net earnings                                            $  1,964       $  1,603
  Adjustments to reconcile net earnings to net cash
  used in operating activities:
    Depreciation and amortization                              628            662
    Deferred income taxes                                      252           (187)
    Tax benefit related to exercise of stock options           734             --
    Other                                                       --             16
    Changes in operating assets and liabilities:
      Accounts receivable                                    1,099          1,332
      Inventory                                             (6,441)        (3,353)
      Promotional material                                     (25)           651
      Prepaid expenses and other                              (548)          (905)
      Income taxes payable                                  (2,690)        (1,191)
      Accounts payable                                      (3,910)        (2,860)
      Accrued expenses                                      (1,937)          (724)
      Customer deposits and other liabilities                 (135)           152
                                                          --------       --------
          Cash flows used in operating activities          (11,009)        (4,804)
Cash flows from investing activities:
  Purchases of property and equipment                         (193)          (461)
  Other                                                         --             14
                                                          --------       --------
         Cash flows used in investing activities              (193)          (447)
Cash flows from financing activities:
  Proceeds from exercise of stock options                      830             58
  Repurchase of common stock                                (5,148)          (462)
                                                          --------       --------
         Cash flows used in financing activities            (4,318)          (404)
                                                          --------       --------
Decrease in cash and cash equivalents                      (15,520)        (5,655)
Cash and cash equivalents at beginning of the period        32,054         17,152
                                                          --------       --------
Cash and cash equivalents at end of the period            $ 16,534       $ 11,497
                                                          ========       ========
Supplemental disclosure of cash flow information

Cash paid during the periods for:
        Income taxes                                      $  2,810       $  2,280

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

      The Company's fiscal quarter ends on the Sunday nearest June 30 for 2004 and 2003, but for clarity of presentation, all periods are described as if the three and six month periods end June 30. Fiscal second quarters 2004 and 2003 each consisted of 13 weeks.

      Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment. Sales include shipping and handling revenues of $4.9 million and $5.0 million for the three months ended June 30, 2004 and 2003 and $10.6 million and $10.8 million for the six months ended June 30, 2004 and 2003.

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

                                                      Three months ended June 30,  Six months ended June 30,
                                                      ---------------------------  -------------------------
                                                           2004          2003         2004           2003
                                                          -------      -------      ---------      ---------
Net earnings as reported                                  $   797      $   646      $   1,964      $   1,603
Deduct: Total stock-based employee compensation
 expense under the fair value method for all awards,
 net of related tax effects                                   258          116            490            233
                                                          -------      -------      ---------      ---------
Pro-forma net earnings                                    $   539      $   530      $   1,474      $   1,370
                                                          =======      =======      =========      =========
Earnings Per Share:

    Basic - as reported                                   $   .17      $   .14      $     .42      $     .34
    Basic - pro-forma                                         .12          .12            .33            .30

    Diluted - as reported                                 $   .15      $   .12      $     .37      $     .31
    Diluted - pro-forma                                       .11          .10            .29            .27

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

      For the three months and six months ended June 30, 2004, 575,611 and 595,191 common share equivalents were included in the computation of diluted net earnings per share.

      For the three months and six months ended June 30, 2003, 500,466 and 431,075 common share equivalents were included in the computation of diluted net earnings per share.

      All outstanding options during the three months and six months ended June 30, 2004 were included in the computation of diluted earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.

      All outstanding options during the three months ended June 30, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.

      Options to purchase 7,475 shares of common stock with a weighted average exercise price of $8.70 were outstanding during the six months ended June 30, 2003, but were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price of the common shares during the period.

Note 4: Legal Proceedings

      In March 2003, the Company was notified by the Bureau of Industry, United States Department of Commerce (BIS) that BIS has reason to believe the Company violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserts the Company committed 61 separate violations for shipments from October 1999 to March 2002. The potential maximum civil penalty is up to $11,000 for each violation. The Company is currently in discussions with BIS to settle the matter prior to issuance of a charging letter. The BIS has initially offered to settle the matter for a penalty of $207,500, representing 32 violations at $1,500 per violation and 29 violations at $5,500 per violation. The Company believes the settlement offer is excessive based on civil penalties imposed in similar cases and intends to continue negotiations with BIS. While the Company cannot predict the outcome of this matter at this time, management believes the matter will not have a material adverse impact on the Company.

Note 5: Repurchase of Common Stock

      On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 259,644 shares of common stock at a total cost of $5,148,000 were repurchased during the six months ended June 30, 2004.

      On May 13, 2004, the Company announced that its board of directors authorized a new plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. No shares of common stock were repurchased under this new plan during the quarter ended June 30, 2004.

Note 6: Subsequent Events

      The Company's fiscal quarter ends on the Sunday nearest June 30 for 2004 and 2003, but for clarity of presentation, all periods are described as if the quarter end is June 30. Fiscal second quarter 2004 ended June 27. The following events occurred subsequent to the end of fiscal second quarter 2004.

      On June 29, 2004, the Company entered into an amended Credit Agreement with Wells Fargo Bank National Association, providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring September 30, 2007. The revolving line of credit is for working capital and letters of credit, and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the line of credit if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank's prime rate less 0.15% or, at the Company's option, fixed rate term, LIBOR plus 2.50 percentage points, provided certain financial ratios are met. Repayments of the term loan are payable annually each September as follows: $2,500,000 payable September 30, 2005, $5,000,000 payable September 30, 2006 and $5,000,000 payable September 30, 2007. The revolving line of credit and the term loan are collateralized by substantially all of the assets of the Company.

      All borrowings are subject to various covenants (while the term loan remains outstanding)which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders without consent of the bank.

      On June 29, 2004, the Company, through a newly-formed wholly-owned subsidiary TGW Acquisition Corporation, acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C. ("TGW"), from Falconhead Capital LLC, a private investment firm, and members of TGW management pursuant to a Membership Interest Purchase Agreement dated as of June 29, 2004. The purchase price for the membership interests was $30 million, subject to pre-and post-closing adjustments, and was funded from the Company's working capital and borrowings under the Company's credit facility with Wells Fargo Bank, National Association. The terms of the Membership Interest Purchase Agreement were negotiated on an arm's length basis between the parties. The Golf Warehouse is a leading online and catalog retailer of golf equipment, apparel and accessories with office and warehouse facilities in Wichita, Kansas.

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

Our business was started in 1970. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers' close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs which allowed us to utilize a customized marketing plan to individual customer groups.

Sales generated through the Internet have grown rapidly over the last several years. We launched our online retail store in April 1998 and began posting our catalogs and full product offerings on the site in February 1999. Our e-commerce offerings generated over $69.0 million in sales in 2003 compared to $1.3 million in 1998. Product sales on the sites accounted for approximately 42% of our sales in the first half of 2004 compared to less than 1% for all of 1998.

In the fall of 2000, we began to aggressively promote and sell the Buyer's Club membership program. In addition, unique Buyer's Club Advantage(TM) catalogs were developed and promoted exclusively to members allowing us to maximize sales and profitability from our best customers.

We believe that our value pricing, specialty catalog titles, the Internet and Buyer's Club memberships have been important to our sales and profitability growth. Our sales have increased from $43 million in 1992 to approximately $195 million in 2003.

                                   FISCAL YEAR

Our fiscal quarter ends on the Sunday nearest June 30 for 2004 and 2003, but for clarity of presentation, all periods are described as if the quarter end is June
30. Fiscal second quarter 2004 and 2003 each consisted of 13 weeks.

                          CRITICAL ACCOUNTING POLICIES

Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which are recorded based upon historical experience and current expectations. Amounts billed to customers for shipping and handling are recorded in sales at the time of shipment.

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

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                ---------------------------     -------------------------
                                                     2004        2003              2004           2003
                                                    -----       -----             -----          -----
Sales                                               100.0%      100.0%            100.0%         100.0%
Cost of sales                                        68.8        68.6              68.5           68.0
                                                    -----       -----             -----          -----
    Gross profit                                     31.2        31.4              31.5           32.0
Selling, general and administrative expenses         28.1        28.7              27.9           28.9
                                                    -----       -----             -----          -----
    Earnings from operations                          3.1         2.7               3.6            3.1
Miscellaneous income (expense)                        0.1          --               0.1             --
                                                    -----       -----             -----          -----
    Earnings before income taxes                      3.2         2.7               3.7            3.1
Income tax expense                                    1.2         1.0               1.3            1.1
                                                    -----       -----             -----          -----
    Net earnings                                      2.0%        1.7%              2.4%           2.0%
                                                    =====       =====             =====          =====

Three months and six months ended June 30, 2004 compared to three months and six months ended June 30, 2003

SALES. Sales for the three months and six months ended June 30, 2004 of $38.9 million and $83.5 million were $0.9 million or 2.3% and $1.7 million or 2.0% higher than sales of $38.0 million and $81.8 million during the same periods last year. The increase in sales for the second quarter and first half of 2004 was primarily due to higher sales generated from the Internet. For the second quarter and first half ended June 30, 2004, sales generated through the catalogs decreased from the prior year's sales level primarily as a result of lower than anticipated customer response rates. As of the end of the second quarter 2004, the Buyer's Club membership had increased to approximately 362,000, up 3% over the 351,000 reported at December 31, 2003 and up 8% over the membership count one year ago.

Sales generated through the Internet for the second quarter and the first half of 2004 were approximately 43% and 42% of total catalog and Internet sales, compared to approximately 36% and 35%, respectively, of total catalog and Internet sales during the same periods last year. We define sales generated through the Internet as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone. Internet related sales continue to grow, period over period, as we continue to make enhancements to our Web sites and implement and improve upon various marketing and merchandising programs.

Gross returns and allowances for the three months and six months ended June 30, 2004 were $2.6 million or 6.2% of gross sales and $5.7 million or 6.3% of gross sales compared to $2.6 million or 6.3% of gross sales and $5.9 million or 6.7% of gross sales during the same periods last year. The decrease in gross returns and allowances, as a percentage of sales, for the three months and six months ended June 30, 2004 was primarily due to favorable trends in actual customer return activity.

GROSS PROFIT. Gross profit for the three months and six months ended June 30, 2004 was $12.1 million or 31.2% of sales and $26.3 million or 31.5% of sales compared to $11.9 million or 31.4% of sales and $26.1 million or 32.0% of sales during the same periods last year. For the three months and six months ended June 30, 2004, the reduction in gross profit, as a percentage of sales, was primarily from a decrease in product margins due to promotional pricing and a higher percentage of sales in lower margin, factory direct merchandise items.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months and six months ended June 30, 2004 were $10.9 million or 28.1% of sales and $23.3 million or 27.9% of sales compared to $10.9 million or 28.7% of sales and $23.6 million or 28.9% of sales for the same periods last year. For the second quarter of 2004, selling, general and administrative expenses, as a percentage of sales, were lower compared to the same quarter a year ago with the higher Internet related sales having a favorable impact on order processing costs and lower order fulfillment costs as a result of lower backorder levels and an increase in the number of factory direct shipments. For the first half of 2004, selling, general and administrative expenses, as a percentage of sales, were lower compared to the same period a year ago with the higher Internet related sales having a favorable impact on the overall advertising ratio to total sales and lower order processing costs, which were again directly related to the increase in sales generated through the Internet. For the second quarter of 2004, selling, general and administrative expenses, in dollars, were the same as the same period a year ago with the increased advertising costs from an increase in catalog circulation and an increase in the medical claims being offset somewhat by the lower order processing and order fulfillment costs. For the first half of 2004, the decrease in selling, general and administrative expenses, in dollars, was primarily due to lower order processing and order fulfillment costs.

Total catalog circulation during the second quarter and first half of 2004 was
9.9 million and 21.0 million catalogs compared to 9.2 million and 20.4 million catalogs during the same periods last year. We mailed eight catalog editions consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and two specialty catalog editions during the three months ended June 30, 2004 compared to seven catalog editions consisting of three main catalogs, three Buyer's Club Advantage(TM) catalogs and one specialty catalog edition during the three months ended June 30, 2003. We mailed 17 catalog editions consisting of six main catalogs, six Buyer's Club Advantage(TM) catalogs and five specialty catalog editions during the six months ended June 30, 2004 compared to 16 catalog editions consisting of six main catalogs, six Buyer's Club Advantage(TM) catalogs and four specialty catalog editions during the same period last year.

Advertising expense for the three months and six months ended June 30, 2004 was $5.8 million or 15.0% of sales and $12.5 million or 14.9% of sales compared to $5.7 million or 14.9% of sales and $12.6 million or 15.4% of sales for the same periods last year. For the second quarter of 2004, the increase in advertising expense, as a percentage of sales, compared to the same period last year was primarily due to lower than anticipated customer response rates on the catalogs offset for the most part by higher Internet sales. For the first half of 2004, the decrease in advertising expense, as a percentage of sales, compared to the same period last year was due primarily to the increase in sales generated through the Internet. Advertising expense, in dollars, for the second quarter and the first half of 2004 was higher compared to the same period last year primarily from the increase in catalog circulation.

EARNINGS FROM OPERATIONS. Earnings from operations for the three months and six months ended June 30, 2004 were $1.2 million and $3.0 million compared to $1.0 million and $2.5 million for the same periods last year.

INTEREST EXPENSE. We did not borrow under the revolving line of credit during the three and six months ended June 30, 2004 and 2003.

NET EARNINGS. As a result of the above factors, net earnings for the three months and six months ended June 30, 2004 were $0.8 million and $2.0 million compared to $0.6 million and $1.6 million for the same periods last year.

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

The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

                                      First           Second           Third          Fourth
                                     Quarter         Quarter          Quarter         Quarter
                                     -------         -------          -------         -------
2004
  Sales                              $44,594         $38,861
  Gross profit                        14,128          12,137
  Earnings from operations             1,782           1,208
  Net earnings                         1,167             797
  Net earnings per share:
    Basic                                .25             .17
    Diluted                              .22             .15

2003
  Sales                              $43,749         $38,041          $41,213         $71,700
  Gross profit                        14,197          11,944           12,541          25,832
  Earnings from operations             1,467           1,042            1,117           5,971
  Net earnings                           957             646              710           3,845
  Net earnings per share:
    Basic                                .20             .14               15             .80
    Diluted                              .19             .12               13             .71

                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $23.5 million as of June 30, 2004 compared to $24.7 million as of December 31, 2003, with current ratios of 1.8 to 1 and 1.7 to 1, respectively. We purchase large quantities of manufacturers' closeouts and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

We offer our Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of $1.4 million at June 30, 2004 compared to $2.4 million at December 31, 2003. The installment plan will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

On June 29, 2004, we entered into an amended Credit Agreement with Wells Fargo Bank National Association, providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring September 30, 2007. The revolving line of credit is for working capital and letters of credit, and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the line of credit if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank's prime rate less 0.15% or, at our option, fixed rate term, LIBOR plus 2.50 percentage points, provided certain financial ratios are met. Repayments of the term loan are payable annually each September as follows: $2,500,000 payable September 30, 2005, $5,000,000 payable September 30, 2006 and $5,000,000 payable September 30, 2007. The revolving line of credit and the term loan are collateralized by substantially all of our assets.

All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders without consent of the bank. As of June 30, 2004, we were in compliance with all applicable covenants under the revolving line of credit agreement. We had no borrowings against the revolving credit line as of June 30, 2004 and December 31, 2003. Outstanding letters of credit were $2.7 million at June 30, 2004 compared to $2.5 million at December 31, 2003.

OPERATING ACTIVITIES. Cash flows used in operating activities for the six months ended June 30, 2004 were $11.0 million compared to $4.8 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of higher inventory levels, increased payments to vendors and an increase in the cash payment of income taxes.

INVESTING ACTIVITIES. Cash flows used in investing activities during the six months ended June 30, 2004 were $0.2 million compared to $0.4 million during the same period last year.

FINANCING ACTIVITIES. Cash flows used in financing activities during the six months ended June 30, 2004 were $4.3 million compared to $0.4 million during the same period last year. The change in cash flows used in financing activities during the first half of 2004 was largely due to the repurchase of our common stock during the six months ended June 30, 2004. On May 5, 2003, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 month period. Under this plan, 259,644 shares of common stock at a total cost of approximately $5.1 million were repurchased during the first half of 2004. During the second quarter and first half of 2004 and 2003, we did not borrow under the revolving line of credit.

Subsequent to the end of the second quarter of 2004, we acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C. pursuant to a Membership Interest Purchase Agreement. The purchase price for the membership interests was $30 million, subject to pre- and post-closing adjustments. The acquisition was funded from working capital and borrowings under our newly amended credit facility.

We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund operations for the next 12 months.

                           FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "plan," "expect," "intend," "anticipate" and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in
Exhibit 99 "Risk Factors" to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2003, the Company was notified by the Bureau of Industry, United States Department of Commerce (BIS) that BIS has reason to believe the Company violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserts the Company committed 61 separate violations for shipments from October 1999 to March 2002. The potential maximum civil penalty is up to $11,000 for each violation. The Company is currently in discussions with BIS to settle the matter prior to issuance of a charging letter. The BIS has initially offered to settle the matter for a penalty of $207,500, representing 32 violations at $1,500 per violation and 29 violations at $5,500 per violation. The Company believes the settlement offer is excessive based on civil penalties imposed in similar cases and intends to continue negotiations with BIS. While the Company cannot predict the outcome of this matter at this time, management believes the matter will not have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held May 7, 2004, at which the following matters were submitted to a vote of shareholders:

      1.    Election of seven directors.

     NOMINEE                     FOR                     AGAINST                   ABSTAIN
     -------                  ---------                  -------                   -------
Gary Olen                     3,529,717                  530,331                   290,011
Gregory R. Binkley            3,531,677                  528,371                   290,011
Charles B. Lingen             3,531,717                  528,331                   290,011
Leonard M. Paletz             3,504,928                  555,120                   290,011
William T. Sena               4,059,398                      650                   290,011
Jay A. Leitch                 4,059,398                      650                   290,011
Darold D. Rath                4,059,898                      150                   290,011

      2.    Approval of the 2004 Stock Incentive Plan:

   FOR                         AGAINST                     ABSTAIN               BROKER NON-VOTES
   ---                         -------                     -------               ----------------
1,655,671                     1,198,501                     78,902                   1,416,985

      3. Ratification of the engagement of Grant Thornton LLP as independent certified public accountants for the Company for 2004:.

   FOR                         AGAINST                     ABSTAIN               BROKER NON-VOTES
---------                      -------                     -------               ----------------
4,296,890                       45,465                      7,704                        0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1 Credit Agreement by and between The Sportsman's Guide, Inc. and Wells Fargo Bank, National Association dated June 29, 2004.

            10.2  The Sportsman's Guide, Inc. 2004 Stock Incentive Plan

            31    Rule 13a-14(a)/15d-14(a) Certifications

            32    Section 1350 Certifications

      (b)   Reports on Form 8-K

            On April 20, 2004, the Company filed a Form 8-K under Item 12 reporting in a press release expected sales and earnings per share for the quarter ended March 31, 2004.

            On April 29, 2004, the Company filed a Form 8-K under Item 12 reporting in a press release its financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE SPORTSMAN'S GUIDE, INC.

Date:  August 10, 2004                    /s/ Charles B. Lingen
                                          --------------------------------------
                                          Charles B. Lingen
                                          Executive Vice President of Finance
                                          and Administration/CFO