Form 10-Q
period 2004-09-30
SPORTSMANS GUIDE INC
filed 2004-11-10
CIK 791450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2004 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to ________.

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

As of November 10, 2004, there were 4,706,373 shares of the registrant's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                 (In thousands of dollars, except share amounts)

                                                               September 30,  December 31,
                                                                   2004           2003
                                                                 --------       -------
                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $    715       $32,054
  Accounts receivable - net                                         2,725         3,034
  Inventory                                                        38,439        18,874
  Promotional material                                              3,999         2,565
  Prepaid expenses and other                                        2,650         1,871
  Income taxes receivable                                           1,505            --
  Deferred income taxes                                               951         3,176
                                                                 --------       -------
      Total current assets                                         50,984        61,574
PROPERTY AND EQUIPMENT - NET                                        2,691         2,248
OTHER ASSETS
   Goodwill                                                        17,219            --
   Trade and domain name                                           10,200            --
   Other                                                              714            --
                                                                 --------       -------
      Total other assets                                           28,133            --
                                                                 --------       -------
      Total assets                                               $ 81,808       $63,822
                                                                 ========       =======
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable and bank overdrafts                              $ 10,216       $    --
  Accounts payable                                                 20,657        18,950
  Accrued expenses                                                  4,463         5,891
  Income taxes payable                                                368         3,107
  Deferred revenue                                                  5,141         4,623
  Returns reserve                                                   2,194         2,240
  Customer deposits and other liabilities                           2,663         2,016
                                                                 --------       -------
      Total current liabilities                                    45,702        36,827
LONG-TERM LIABILITIES
  Note payable - bank                                              10,000            --
  Other                                                               267           187
                                                                 --------       -------
      Total long-term liabilities                                  10,267           187
                                                                 --------       -------
      Total liabilities                                            55,969        37,014

COMMITMENTS AND CONTINGENCIES                                          --            --

SHAREHOLDERS' EQUITY
  Common Stock-$.01 par value; 36,800,000 shares authorized;
    4,695,373 shares issued and outstanding at September 30,
    2004 and 4,826,321 shares issued and outstanding at
    December 31, 2003                                                  47            48
  Additional paid-in capital                                        7,626        11,616
  Accumulated comprehensive loss                                      (11)           --
  Retained earnings                                                18,177        15,144
                                                                 --------       -------
      Total shareholders' equity                                   25,839        26,808
                                                                 --------       -------
      Total liabilities & shareholders' equity                   $ 81,808       $63,822
                                                                 ========       =======

           See accompanying notes to consolidated financial statements

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                   For the Three Months and Nine Months Ended
                           September 30, 2004 and 2003

                      (In thousands, except per share data)

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                ------------------------     ------------------------
                                                   2004         2003            2004          2003
                                                ----------    ----------     ----------    ----------
Sales                                           $   56,554    $   41,213     $  140,009    $  123,003

Cost of sales                                       40,139        28,672         97,329        84,321
                                                ----------    ----------     ----------    ----------

   Gross profit                                     16,415        12,541         42,680        38,682

Selling, general and administrative expenses        14,564        11,424         37,839        35,056
                                                ----------    ----------     ----------    ----------

    Earnings from operations                         1,851         1,117          4,841         3,626

Interest expense                                       168            --            168            --
Other income (expense), net                             --           (10)            80           (14)
                                                ----------    ----------     ----------    ----------

    Earnings before income taxes                     1,683         1,107          4,753         3,612

Income tax expense                                     614           397          1,720         1,299
                                                ----------    ----------     ----------    ----------

    Net earnings                                $    1,069    $      710     $    3,033    $    2,313
                                                ==========    ==========     ==========    ==========

Net earnings per share:
    Basic                                       $      .23    $      .15     $      .64    $      .49
                                                ==========    ==========     ==========    ==========
    Diluted                                     $      .20    $      .13     $      .57    $      .44
                                                ==========    ==========     ==========    ==========

Weighted average common and common
equivalent shares outstanding:
    Basic                                            4,701         4,801          4,719         4,769
                                                ==========    ==========     ==========    ==========
    Diluted                                          5,312         5,355          5,320         5,241
                                                ==========    ==========     ==========    ==========

           See accompanying notes to consolidated financial statements

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            For the Nine Months Ended
                           September 30, 2004 and 2003

                            (In thousands of dollars)

                                                                                         2004             2003
                                                                                      -----------      -----------
Cash flows from operating activities:
  Net earnings                                                                        $     3,033      $     2,313
  Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization                                                           1,079              985
    Deferred income taxes                                                                   2,336              112
    Tax benefit related to exercise of stock options                                          832               --
    Other                                                                                      --               16
    Changes in assets and liabilities, net of acquisition:
      Accounts receivable                                                                     389            1,161
      Inventory                                                                           (13,300)          (9,117)
      Promotional material                                                                 (1,264)          (1,380)
      Prepaid expenses and other                                                             (630)            (891)
      Accounts payable                                                                     (2,916)           2,233
      Accrued expenses                                                                     (1,719)            (678)
      Income taxes payable                                                                 (4,244)          (1,326)
      Customer deposits and other liabilities                                                 662            1,165
      Other long term liabilities                                                             (46)              --
                                                                                      -----------      -----------
        Cash flows used in operating activities                                           (15,788)          (5,407)

Cash flows from investing activities:
  Purchases of property and equipment                                                        (464)            (640)
  Business acquisition                                                                    (30,478)              --
  Other                                                                                        --               14
                                                                                      -----------      -----------
        Cash flows used in investing activities                                           (30,942)            (626)

Cash flows from financing activities:
  Proceeds from term loan                                                                  12,500               --
  Net proceeds from revolving line of credit and bank overdrafts                            7,716               --
  Payments on capital lease                                                                    (2)              --
  Proceeds from exercise of stock options                                                     907              616
  Repurchase of common stock                                                               (5,730)            (925)
                                                                                      -----------      -----------
        Cash flows provided by (used in) financing activities                              15,391             (309)
                                                                                      -----------      -----------

Decrease in cash and cash equivalents                                                     (31,339)          (6,342)

Cash and cash equivalents at beginning of the period                                       32,054           17,152
                                                                                      -----------      -----------

Cash and cash equivalents at end of the period                                        $       715      $    10,810
                                                                                      ===========      ===========

Supplemental disclosure of cash flow information

Cash paid during the periods for:

      Interest                                                                        $       110      $        --
      Income taxes                                                                    $     2,810      $     2,513

           See accompanying notes to consolidated financial statements

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1: Basis of Presentation

      The Sportsman's Guide, Inc. (referred to in this report as the "Company") is comprised of two separate companies namely, The Sportsman's Guide ("TSG") and The Golf Warehouse ("TGW"). TSG markets and sells value priced outdoor gear and general merchandise through catalogs and two e-commerce Web sites. TSG's offices and fulfillment center are located in South St. Paul, Minnesota. TGW markets and sells golf equipment, apparel and accessories primarily through one e-commerce Web site and catalogs. TGW's offices and fulfillment center are located in Wichita, Kansas.

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

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      The Company's fiscal quarter ends on the Sunday nearest September 30 for 2004 and 2003, but for clarity of presentation, all periods are described as if the three and nine month periods end September 30. Each fiscal third quarter of 2004 and 2003 consisted of 13 weeks.

      Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment. Sales include shipping and handling revenues of $6.1 million and $5.3 million for the three months ended September 30, 2004 and 2003 and $16.7 million and $16.1 million for the nine months ended September 30, 2004 and 2003.

Note 2: Acquisition

      On June 29, 2004, the Company acquired 100% of the outstanding membership interests of The Golf Warehouse, LLC from Falconhead Capital LLC, a private investment firm, and members of TGW management pursuant to a Membership Interest Purchase Agreement dated as of June 29, 2004. The purchase price for TGW was approximately $30.5 million, subject to post-closing adjustments, and was funded from the Company's working capital and borrowings under the Company's credit facility with Wells Fargo Bank, National Association. The purchase price for TGW of $30.5 million consisted of $30 million for 100% of outstanding membership interests and $0.5 million of transactions costs.

      The acquisition of TGW has been accounted for using the purchase method of accounting. The fair market value of the net assets acquired resulted in the following purchase price allocation:

Net assets acquired, including:
   Current assets                             $       6,674
   Property and equipment                             1,013
   Liabilities assumed                               (5,378)
                                              -------------
       Net assets acquired                            2,309
Trade and domain name                                10,200
Customer lists and non-compete agreements               750
Goodwill                                             17,219
                                              -------------
    Total purchase price                      $      30,478
                                              =============

Note 3: Debt

      On June 29, 2004, we entered into an amended Credit Agreement with Wells Fargo Bank, National Association, providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring September 30, 2007. The revolving line of credit is for working capital and letters of credit and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the line of credit if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank's prime rate less 0.15% or, at our option, fixed term LIBOR plus 2.5 percentage points, provided certain financial ratios are met. Repayments of the term loan are payable annually each September as follows: $2,500,000 payable September 30, 2005, $5,000,000 payable September 30, 2006 and $5,000,000 payable September 30, 2007. The revolving line of credit and the term loan are collateralized by substantially all of our assets.

      All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders, without the consent of the bank. As of September 30, 2004, and December 31, 2003, we were in compliance with all applicable covenants under the revolving line of credit agreement. We had borrowings of $4.5 million against the revolving line of credit and $12.5 million against the term loan at September 30, 2004. We had no borrowings against the revolving line of credit as of December 31, 2003. Outstanding letters of credit were $0.7 million at September 30, 2004 compared to $2.5 million at December 31, 2003.

Note 4: Stock Options

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

                                         Three months ended September 30,  Nine months ended September 30,
                                         --------------------------------  -------------------------------
                                              2004            2003             2004             2003
                                           ----------      ----------        ----------      ----------
Net earnings as reported                   $    1,069      $      710        $    3,033      $    2,313
Deduct:  Total stock-based employee
 compensation  expense under the fair
 value method for all awards, net of
 related tax effects                              376             116               866             349
                                           ----------      ----------        ----------      ----------
Pro-forma net earnings                     $      693      $      594        $    2,167      $    1,964
                                           ==========      ==========        ==========      ==========

Earnings Per Share:
    Basic - as reported                    $      .23      $      .15        $      .64      $      .49
    Basic - pro-forma                             .15             .13               .48             .43

    Diluted - as reported                  $      .20      $      .13        $      .57      $      .44
    Diluted - pro-forma                           .14             .11               .42             .39

Note 5: Net Earnings Per Share

      The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to the stock options and warrants, when dilutive.

      For the three months and nine months ended September 30, 2004, 611,053 and 600,478 share equivalents were included in the computation of diluted net earnings per share.

      All outstanding options during the three months ended September 30, 2004 were included in the computation of diluted earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.

      Options to purchase 140,000 shares of common stock with a weighted average exercise price of $20.55 were outstanding during the nine months ended September 30, 2004, but were not included in the computation of diluted net earnings per share because their exercise price exceeded the average market price of the common shares during the period.

      For the three months and nine months ended September 30, 2003, 553,867 and 472,005 share equivalents were included in the computation of diluted net earnings per share.

      All outstanding options during the three months and nine months ended September 30, 2003 were included in the computation of diluted earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.

Note 6: Legal Proceedings

      The Company has been notified by NCR Corporation that NCR believes some of the Company's e-commerce website functions are covered by certain "business method" patents owned by NCR. NCR has stated it is willing to grant a patent license to the Company on commercially reasonable terms. The Company is currently investigating the claims. At the present time, the Company cannot predict the outcome of this matter or the potential amount or range of loss or expense involved.

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

Note 7:  Repurchase of Common Stock

      On May 13, 2004, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 29,245 shares of common stock at a total cost of $583,000 were repurchased during the three and nine months ended September 30, 2004.

      On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan no shares were repurchased during the three months ended September 30, 2004 and 259,644 shares of common stock at a total cost of $5,148,000 were repurchased during the nine months ended September 30, 2004.

Note 8:  Segment Information

      The Company operates in two business segments. The Sportsman's Guide ("TSG") markets and sells value priced outdoor gear and general merchandise, with a special emphasis on clothing, equipment and footwear through main, specialty and Buyer's Club Advantage (TM) catalogs and two e-commerce Web sites. The Golf Warehouse, Inc. ("TGW") markets and sells golf equipment, apparel and accessories through one e-commerce Web site and catalogs. On June 29, 2004, The Sportsman's Guide, Inc. acquired 100% of the outstanding membership interests of The Golf Warehouse, LLC.

            Business Segment Comparisons (in thousands):

                                          Three months ended September 30,  Nine months ended September 30,
                                          --------------------------------  -------------------------------
                                              2004             2003              2004            2003
                                            ----------      ----------        ----------      ----------
Sales
  The Sportsman's Guide                     $   44,505      $   41,213        $  127,960      $  123,003
  The Golf Warehouse                            12,049              --            12,049              --
                                            ----------      ----------        ----------      ----------
    Total                                       56,554          41,213           140,009         123,003

Earnings From Operations
  The Sportsman's Guide                          1,480           1,117             4,470           3,626
  The Golf Warehouse                               371              --               371              --
                                            ----------      ----------        ----------      ----------
    Total                                        1,851           1,117             4,841           3,626

Depreciation and Amortization
  The Sportsman's Guide                            297             323               925             985
  The Golf Warehouse                               154              --               154              --
                                            ----------      ----------        ----------      ----------
    Total                                          451             323             1,079             985

Capital Expenditures
  The Sportsman's Guide                            205             179               398             640
  The Golf Warehouse                                66              --                66              --
                                            ----------      ----------        ----------      ----------
    Total                                          271             179               464             640

            Business Segment Assets (in thousands):

                                                  As of September 30,
                                                 2004             2003
                                                ------           ------
Assets
  The Sportsman's Guide                         44,459           52,879
  The Golf Warehouse                            37,349               --
                                                ------           ------
    Total                                       81,808           52,879

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The Sportsman's Guide, Inc. (referred to in this report as the "Company") is comprised of two separate companies namely, The Sportsman's Guide ("TSG") and The Golf Warehouse ("TGW"). On June 29, 2004, the Company acquired 100% of the outstanding membership interests of The Golf Warehouse, LLC. The third quarter of 2004 is the first quarter for inclusion of TGW's sales, operations and earnings.

TSG is a leading marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. TSG markets and sells merchandise through main, specialty and Buyer's Club Advantage(TM) catalogs and two e-commerce Web sites. TSG's catalogs as well as its Web sites offer high quality products at low prices. TSG's catalogs are advertised as The "Fun-to-Read" Catalog(R) and the primary Web site is advertised as the "Fun-to-Browse" Website(R). TSG's Web sites include www.sportsmansguide.com, the online retail store modeled on our print catalogs and www.bargainoutfitters.com, our online liquidation outlet.

TGW is a leading online and catalog retailer of golf equipment, apparel and accessories. TGW markets and sells golf related merchandise primarily through its Web site (www.TGW.com) and through several catalogs as well as one retail outlet.

With the acquisition of TGW on June 29, 2004 and the continued growth of Internet related sales for TSG, the Company continues to post strong growth in sales and earnings for the third quarter of 2004.

                                   FISCAL YEAR

Our fiscal quarter ends on the Sunday nearest September 30 for 2004 and 2003, but for clarity of presentation, all periods are described as if the quarter end is September 30. Each fiscal third quarter of 2004 and 2003 consisted of 13 weeks.

                          CRITICAL ACCOUNTING POLICIES

The critical accounting policies of both business segments, where applicable, are the same as described in the following paragraphs.

Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. Amounts billed to customers for shipping and handling are recorded in sales at the time of shipment.

TSG's customers can purchase one year memberships in our Buyer's Club for a $29.99 annual fee. TSG also offers two year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members place orders and receive discounts. Any remaining deferred membership fees are recognized in income after the expiration of the membership.

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

Stock options issued to employees are accounted for under the intrinsic value method. Pro-forma disclosures as if the fair value method were used are included in Note 4 to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                    -------------            -------------
                                                  2004        2003        2004        2003
                                                  -----       -----       -----       -----
Sales                                             100.0%      100.0%      100.0%      100.0%
Cost of sales                                      71.0        69.6        69.5        68.6
                                                  -----       -----       -----       -----
    Gross profit                                   29.0        30.4        30.5        31.4
Selling, general and administrative expenses       25.7        27.7        27.0        28.5
                                                  -----       -----       -----       -----
    Earnings from operations                        3.3         2.7         3.5         2.9
Interest expense                                    0.3          --         0.1          --
                                                  -----       -----       -----       -----
    Earnings before income taxes                    3.0         2.7         3.4         2.9
Income tax expense                                  1.1         1.0         1.2         1.0
                                                  -----       -----       -----       -----
    Net earnings                                    1.9%        1.7%        2.2%        1.9%
                                                  =====       =====       =====       =====

Three months ended September 30, 2004 compared to three months ended September 30, 2003

                         The Sportsman's Guide                The Golf Warehouse                    Consolidated
                    ------------------------------      ------------------------------      ------------------------------
                        2004              2003              2004              2003              2004              2003
                    ------------      ------------      ------------      ------------      ------------      ------------
Net sales           $     44,505      $     41,213      $     12,049      $         --      $     56,554      $     41,213

Earnings from
    operations      $      1,480      $      1,117      $        371      $         --      $      1,851      $      1,117

SALES. Consolidated sales for the three months ended September 30, 2004 of $56.6 million were $15.3 million or 37% higher than sales of $41.2 million during the same period last year. The increase in sales for the third quarter of 2004 was primarily a result of including the sales from the newly-acquired The Golf Warehouse. The acquisition of The Golf Warehouse was effective June 29, 2004. The third quarter of 2004 was the first quarter for inclusion of TGW's sales, operations and earnings. Sales for TSG for the third quarter of 2004 increased 8% when compared to the same period a year ago primarily as a result of increased Internet sales.

As of the end of the third quarter 2004, the Buyer's Club membership for TSG had increased to 369,000, up 5.1% over the 351,000 members reported at December 31, 2003 and up 8.8% over the membership count one year ago.

Sales generated through the Internet for TSG in the third quarter of 2004 were approximately 41% of total catalog and Internet sales compared to 36% during the same period last year. The majority of The Golf Warehouse's total sales for the third quarter of 2004 were generated through the Internet. We define sales generated through the Internet as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone. Internet related sales continue to grow, period over period, as we continue to make enhancements to our Web sites and implement and improve upon various marketing and merchandising programs.

Gross returns and allowances for the three months ended September 30, 2004 were $3.7 million or 6.1% of gross sales compared to $2.9 million or 6.5% of gross sales during the same period last year. The decrease in gross returns and allowances, as a percentage of sales, for the three months ended September 30, 2004 was primarily due to favorable trends in actual customer return activity within TSG.

GROSS PROFIT. Consolidated gross profit for the three months ended September 30, 2004 was $16.4 million or 29.0% of sales compared to $12.6 million or 30.4% of sales during the same period last year.

The majority of the decrease in consolidated gross profit for the three months ended September 30, 2004, as a percentage of sales, was primarily due to the inclusion of lower product margin sales of The Golf Warehouse. The Golf Warehouse's product margins are traditionally lower than those of TSG. TSG's business product margins, as a percentage of sales, were lower in the third quarter of 2004 when compared to the same period a year ago primarily due to promotional pricing, competitive pressure and a higher percentage of lower margin factory direct merchandise sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated Selling, general and administrative expenses for the three months ended September 30, 2004 were $14.6 million or 25.7% of sales compared to $11.4 million or 27.7% of sales for the same period last year.

Selling, general and administrative expenses, as a percentage of sales, for the third quarter ended September 30, 2004 were lower compared to the same period last year as a result of additional productivity from the Internet leverage in TSG as well as the inclusion of The Golf Warehouse's selling, general and administrative expenses which historically have been lower than those of TSG. TSG's selling, general and administrative expenses, as a percentage of sales, for the third quarter of 2004 were lower compared to the same period last year as a result of higher Internet sales and lower order processing costs as a result of the increase in sales generated through the Internet. The Golf Warehouse's selling, general and administrative expenses, as a percentage of sales, traditionally have been lower than TSG's with a higher percentage of its sales generated from the Internet coupled with a higher average customer order amount.

For the three months ended September 30, 2004, the increase in dollars, compared to the same period last year, in consolidated selling, general and administrative expenses was primarily due to the inclusion of The Golf Warehouse's expenses since the acquisition on June 29, 2004 and higher advertising spending by TSG from an increase in catalog circulation and increased order fulfillment costs from higher sales volume.

Total Company catalog circulation during the third quarter of 2004 was 10.9 million catalogs compared to 9.9 million catalogs during the same period last year including 0.7 million catalogs (one edition) circulated by The Golf Warehouse since the acquisition on June 29, 2004. TSG mailed nine catalog editions, consisting of three main catalogs, three Buyer's Club Advantage (TM) catalogs and three specialty catalog editions, during the three months ended September 30, 2004 and 2003.

Consolidated advertising expense for the third quarter of 2004 was $7.5 million or 13.3% of sales compared to $6.2 million or 15.0% of sales for the same period last year. The decrease in consolidated advertising expense for the third quarter of 2004, as a percentage of sales, compared to the same period last year was primarily due to the increase in TSG's sales generated from the Internet and the inclusion of The Golf Warehouse since the acquisition on June 29, 2004. The Golf Warehouse's advertising expense as a percentage of sales is lower than the traditional TSG percentage as a result of its higher percentage of Internet driven sales coupled with a higher average customer order amount.

The increase in consolidated advertising dollars for the third quarter was primarily due to an increase in TSG's catalog circulation and the inclusion of The Golf Warehouse's advertising expense since the acquisition on June 29, 2004.

EARNINGS FROM OPERATIONS. Earnings from operations for the three months ended September 30, 2004 were $1.9 million compared to $1.1 million during the same period last year. The increase in earnings from operations was largely due to the inclusion of The Golf Warehouse's earnings since the acquisition on June 29, 2004 as well as growth and improved performance in TSG.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2004 was $0.2 million or 0.3% of sales. Interest expense increased in the third quarter of 2004 over the prior year period as a result of the acquisition of The Golf Warehouse. A portion of the purchase price of approximately $30.5 million was financed by borrowings under a new credit facility.

NET EARNINGS. As a result of the above factors, net earnings for the three months ended September 30, 2004 were $1.1 million compared to $0.7 million for the same period last year.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

                          The Sportsman's Guide                  The Golf Warehouse                      Consolidated
                    --------------------------------      --------------------------------      --------------------------------
                        2004                2003              2004               2003               2004                2003
                    -------------      -------------      -------------      -------------      -------------      -------------
Net sales           $     127,960      $     123,003      $      12,049      $          --      $     140,009      $     123,003

Earnings from
    operations      $       4,470      $       3,626      $         371      $          --      $       4,841      $       3,626

SALES. Consolidated sales for the nine months ended September 30, 2004 of $140.0 million were $17.0 million or 13.8% higher than sales of $123.0 million during the same period last year. The increase in sales for the first nine months of 2004 was primarily a result of including the sales of the newly-acquired The Golf Warehouse, effective June 29, 2004. Sales for TSG for the nine months ended September 30, 2004 increased 4% when compared to the same period a year ago as a result of increased Internet sales.

As of the end of the third quarter 2004, the Buyer's Club membership for TSG had increased to 369,000, up 5.1% over the 351,000 members reported at December 31, 2003 and up 8.8% over the membership count one year ago.

Sales generated through the Internet for TSG for the nine months ended September 30, 2004 were approximately 42% of total catalog and Internet sales compared to 36% during the same period last year. We define sales generated through the Internet as sales that are derived from our web sites, catalog orders processed online and online offers placed by telephone. Internet related sales continue to grow, period over period, as we continue to make enhancements to our Web sites and implement and improve upon various marketing and merchandising programs.

Gross returns and allowances for the nine months ended September 30, 2004 were $9.3 million or 6.2% of gross sales compared to $8.8 million or 6.6% of gross sales during the same period last year. The decrease in gross returns and allowances, as a percentage of sales, for the nine months ended September 30, 2003 was primarily due to favorable trends in actual customer return activity within TSG.

GROSS PROFIT. Consolidated gross profit for the nine months ended September 30, 2004 was $42.7 million or 30.5% of sales compared to $38.7 million or 31.4% of sales during the same period last year.

The decrease in the consolidated gross profit percentage for the nine months ended September 30, 2004 was primarily due to inclusion of lower product margin sales of The Golf Warehouse which traditionally are lower than the product margins of TSG. TSG's product margins, as a percentage of sales, for the nine months ended September 30, 2004 were lower when compared to the same period last year primarily due to promotional pricing, competitive pressure and a higher percentage of lower margin factory direct merchandise sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses for the nine months ended September 30, 2004 were $37.8 million or 27.0% of sales compared to $35.1 million or 28.5% of sales for the same period last year.

Consolidated selling, general and administrative expenses, as a percentage of sales, for the nine months ended September 30, 2004 were lower compared to the same period last year primarily due to improved performance in TSG with the continued leverage of the Internet as well as the inclusion of The Golf Warehouse's selling, general and administrative expenses which historically have been lower than that of TSG. TSG's selling, general and administrative expenses, as a percentage of sales, for the nine months ended September 30, 2004 were lower compared to the same period last year as a result of higher Internet sales and lower order processing and order fulfillment costs as a result of the increase in sales generated through the Internet and the factory direct merchandise program.

For the nine months ended September 30, 2004, the increase in dollars, compared to the same period last year, in selling, general and administrative expenses was primarily due to the inclusion of The Golf Warehouse's selling, general and administrative expenses since its acquisition on June 29, 2004 by the Company.

Total Company catalog circulation during the first nine months of 2004 was 31.9 million catalogs compared to 30.4 million catalogs during the same period last year including 0.7 million catalogs (one edition) circulated by The Golf Warehouse since the acquisition on June 29, 2004. TSG mailed 26 catalog editions, consisting of nine main catalogs, nine Buyer's Club Advantage (TM) catalogs and eight specialty catalog editions, during the nine months ended September 30, 2004 compared to 25 catalog editions, consisting of nine main catalogs, nine Buyer's Club Advantage (TM) catalogs and seven specialty catalog editions, during the same period last year.

Consolidated advertising expense for the first nine months of 2004 was $20.0 million or 14.3% of sales compared to $18.7 million or 15.2% of sales for the same period last year. The decrease in advertising expense for first nine months of 2004, as a percentage of sales, compared to the same period last year was primarily due to higher Internet sales in TSG. The minor increase in advertising dollars for the nine months ended September 30, 2004 was primarily due to the inclusion of The Golf Warehouse's advertising expenses since the acquisition on June 29, 2004 by the Company.

EARNINGS FROM OPERATIONS. Earnings from operations for the nine months ended September 30, 2004 were $4.8 million compared to $3.6 million for the same period last year.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2004 was $0.2 million. We borrowed under the new credit facility during the nine months ended September 30, 2004 to finance a portion of the purchase price of The Golf Warehouse.

NET EARNINGS. As a result of the above factors, net earnings for the nine months ended September 30, 2004 were $3.0 million compared to $2.3 million for the same period last year.

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

The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

                                 First           Second            Third            Fourth
                                Quarter          Quarter          Quarter          Quarter
                              -----------      -----------      -----------      -----------
2004
  Sales                       $    44,594      $    38,861      $    56,554
  Gross profit                     14,128           12,137           16,415
  Earnings from operations          1,782            1,208            1,851
  Net earnings                      1,167              797            1,069
  Net earnings per share:
    Basic                             .25              .17              .23
    Diluted                           .22              .15              .20

2003
  Sales                       $    43,749      $    38,041      $    41,213      $    71,700
  Gross profit                     14,197           11,944           12,541           25,832
  Earnings from operations          1,467            1,042            1,117            5,971
  Net earnings                        957              646              710            3,845
  Net earnings per share:
    Basic                             .20              .14              .15              .80
    Diluted                           .19              .12              .13              .71

Note: The acquisition of The Golf Warehouse, LLC was effective June 29, 2004.
      The third quarter of 2004 was the first quarter for inclusion of TGW's sales, operations and earnings.

                         LIQUIDITY AND CAPITAL RESOURCES

We meet our operating cash requirements through funds generated from operations and borrowings under our revolving line of credit.

WORKING CAPITAL. We had working capital of $5.3 million as of September 30, 2004 compared to $24.7 million as of December 31, 2003, with current ratios of 1.1 to 1and 1.7 to 1, respectively. We purchase large quantities of manufacturers' closeouts and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

TSG offers its Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan". Each of the four consecutive monthly installments is billed directly to customers' credit cards. We had installment receivables of approximately $1.7 million at September 30, 2004 compared to approximately $2.4 million at December 31, 2003. The installment plan will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

On June 29, 2004, we entered into an amended Credit Agreement with Wells Fargo Bank, National Association, providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring September 30, 2007. The revolving line of credit is for working capital and letters of credit and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the line of credit if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank's prime rate less 0.15% or, at our option, fixed term LIBOR plus 2.5 percentage points, provided certain financial ratios are met. Repayments of the term loan are payable annually each September as follows: $2,500,000 payable September 30, 2005, $5,000,000 payable September 30, 2006 and $5,000,000 payable September 30, 2007. The revolving line of credit and the term loan are collateralized by substantially all of our assets.

All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders, without the consent of the bank. As of September 30, 2004, and December 31, 2003, we were in compliance with all applicable covenants under the revolving line of credit agreement. We had borrowings of $4.5 million against the revolving line of credit and $12.5 million against the term loan at September 30,

2004. We had no borrowings against the revolving line of credit as of December 31, 2003. Outstanding letters of credit were $0.7 million at September 30, 2004 compared to $2.5 million at December 31, 2003.

OPERATING ACTIVITIES. Cash flows used in operating activities for the nine months ended September 30, 2004 were $15.8 million compared to $5.4 million for the same period last year. The increase in cash flows used in operating activities for the nine months ended September 30, 2004 when compared to the same period last year was primarily the result of an increase in inventory and higher vendor and income tax payments made during this period. The inventory level increased, year over year, primarily as a result of an earlier receipt flow of fourth quarter goods than the previous year along with the inclusion of The Golf Warehouse's inventory activity for the first time since its acquisition on June 29, 2004.

INVESTING ACTIVITIES. Cash flows used in investing activities for the nine months ended September 30, 2004 were $30.9 million compared to $0.6 million for the same period last year. The Company acquired 100% of the outstanding membership interests of The Golf Warehouse, LLC for a purchase price of approximately $30 million with an additional $0.5 million of transactions costs incurred.

FINANCING ACTIVITIES. Cash flows provided by financing activities during the nine months ended September 30, 2004 were $15.4 million compared to cash flows used in financing activities of $0.3 million during the same period last year. The increase in cash flows from financing activities during the nine months ended September 30, 2004, compared to the prior year, was largely due to the Company's borrowings under the new credit facility to finance a portion of the total consideration paid for the outstanding membership interests of The Golf Warehouse, LLC. The increase in cash flows from financing activities was offset somewhat by the Company's repurchase of its common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our interest expense on borrowings is affected by changes in interest rates in the United States. The Company believes that there may be future exposure to interest rate risk.

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments. All transactions with customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. As a result, the exposure to market risk is not material.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been notified by NCR Corporation that NCR believes some of the Company's e-commerce website functions are covered by certain "business method" patents owned by NCR. NCR has stated it is willing to grant a patent license to the Company on commercially reasonable terms. The Company is currently investigating the claims. At the present time, the Company cannot predict the outcome of this matter or the potential amount or range of loss or expense involved.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                     Issuer Purchases of Equity Securities

                                                                  Total Number of        Maximum Number
                                                                 Shares Repurchased   Of Shares that May
                             Total Number                        as Part of Publicly   Yet be Purchased
                               of Shares        Average Price      Announced Plans      Under the Plans
Period                         Purchased       Paid per Share      or Programs (1)      or Programs (1)
------                         ---------       --------------      ---------------     ---------------
July 1 - 31, 2004                     --                --                --                470,756
August 1 - 31, 2004               29,245       $     19.92            29,245                441,511
September 1 - 30, 2004                --                --                --                441,511
                                                                                            -------
Total                             29,245       $     19.92            29,245                441,511
                                  ======       ===========            ======                =======

      (1) On May 13, 2004, the Company announced that its Board of Directors authorized a plan to repurchase up to ten percent of the Company's outstanding common stock in the open market or in privately negotiated transactions over the next 12 months.

ITEM 6. EXHIBITS

      Exhibits

            10.1  Form of Stock Option Agreement under 2004 Stock Incentive Plan

            10.2  Annual Bonus Program

            31    Rule 13a-14(a)/15d-14(a) Certifications

            32    Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SPORTSMAN'S GUIDE, INC.

Date:  November 10, 2004                /s/ Charles B. Lingen
                                        --------------------------------------
                                        Charles B. Lingen
                                        Executive Vice President of Finance
                                         and Administration/CFO