Form 10-K
period 2004-12-31
SPORTSMANS GUIDE INC
filed 2005-03-17
CIK 791450

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     As of June 30, 2004, the aggregate market value of the registrant's Common Stock held by non-affiliates was approximately $109,086,892 based on the last reported sale price of the Common Stock on such date on the NASDAQ National Market.

     As of March 16, 2005, there were 4,746,070 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders on May 6, 2005 are incorporated by reference into Part III of this Form 10-K.

                             AVAILABLE INFORMATION

     The Sportsman's Guide, Inc. makes available on its investor relations website www.sportsmansguideir.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     We are a multi-channel direct marketer of value priced outdoor gear, general merchandise and golf equipment/accessories. We market our products through catalogs and e-commerce websites. We currently have two reportable business segments, The Sportsman's Guide ("The Sportsman's Guide" or "TSG"), our original business, and The Golf Warehouse ("The Golf Warehouse" or "TGW"), acquired in 2004. The Sportsman's Guide markets and sells value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear, through catalogs and two e-commerce websites (www.sportsmansguide.com and www.bargainoutfitters.com). TGW markets and sells name-brand golf equipment, apparel and accessories through one e-commerce website (www.TGW.com), catalogs and one retail store.

     Our business was started in 1970. Originally limited to a small selection of merchandise targeted to the deer hunter, our product offerings have gradually evolved to a broader range of merchandise intended to appeal to those interested in pursuing the outdoor lifestyle in general and the value-oriented outdoorsman in particular. On June 29, 2004, we acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C., an online and catalog retailer of golf equipment, apparel and accessories with offices and warehouse facilities in Wichita, Kansas. TGW was founded in 1997.

     We were incorporated under the laws of the State of Minnesota on March 23, 1977. Our principal executive offices are located at 411 Farwell Avenue, South St. Paul, Minnesota 55075 and our telephone number is (651) 451-3030.

INDUSTRY OVERVIEW

     OUTDOOR SPORTS AND SPORTING GOODS. According to the Sporting Goods Manufacturers Association, "SGMA," the sporting goods industry is estimated to be more than a $52 billion market in 2004 up approximately 4% from 2003.

     The sporting goods industry's estimated growth of 4% in 2004 was just under the 4.2% growth of the total U.S. non-durable goods (GDP). The sporting goods industry's growth in 2004 was the highest since 1997. The three major markets of sporting goods are sporting goods equipment ($18.0 billion), sports apparel ($24.1 billion) and athletic footwear ($10.0 billion). Sports apparel, athletic footwear and fitness products overall again showed improved growth from 2003 to the estimated numbers for 2004.

     GOLF EQUIPMENT. According to the National Golf Foundation (NGF), sales of golf equipment -- clubs, balls, bags and gloves -- rose 3% to nearly $2.5 billion, the sport's largest percentage gain in six years. Total rounds played also enjoyed a slight increase of 1% in 2004 after two years of trending downward. A somewhat improved economy and less stormy weather as compared with 2003 helped both trends.

     CATALOG SALES. Studies conducted by the Direct Marketing Association (DMA) report that catalog industry sales grew 6.7% in 2004, to approximately $143 billion over $134 billion reported in 2003.

     ONLINE SHOPPING. According to Jupiter Research, online sales in 2004 were reported at $66 billion and are forecast to grow to more than $79 billion in 2005. As Jupiter had previously forecast, a significant portion of the growth in online retail over the past year was due in part to new online buyers, not just veteran online buyers. Jupiter reported that online retail spending during the 2004 holiday period (November and December) reached $22.1 billion, an increase of 22% over the 2003 holiday period. The increase was largely due to new online buyers. According to Jupiter Research, 17.7 million consumers made an online holiday purchase for the first time in 2004. Jupiter had also previously reported that by 2008, it expects one-half of the U.S. population will make purchases online.

OUR CATALOGS

THE SPORTSMAN'S GUIDE

     We publish main, Buyer's Club and specialty catalog editions and mailed approximately 49.0 million catalogs to existing and prospective customers in 2004.

     FORMAT. Our Sportsman's Guide catalogs are designed to be fun and entertaining. Every merchandise offering uses a highly promotional format emphasizing our "Lowest Prices, Best Quality" philosophy. Unique to us is our product description, or copy. The catalogs make creative and expansive use of art and copy to extensively describe products with humorous text, call-outs, photos and photo captions. Copy is written in the first person from Gary Olen to the reader. The catalogs are perceived by customers as having entertainment value and are advertised as The "Fun-to-Read" Catalog(R).

     TYPES AND PURPOSES. Main catalog editions are mailed eleven months of the year and offer selections of our best selling products in a variety of product categories. We also use our main catalog as our primary prospecting catalog to test new names and new products. Response data from main catalog mailings are used to create specialty catalogs.

     Specialty catalog editions contain wide selections of products from select product categories. We identify the product categories for our specialty catalogs based on demand generated for certain categories in our main catalogs. During 2004, we published 12 specialty catalogs targeting buyers of government surplus, camping and outdoor-living equipment, shooting supplies, hunting equipment and holiday gifts. The specialty titles allow us to utilize a customized marketing plan for individual consumer groups thereby maximizing response rates and minimizing advertising costs as a percentage of sales.

     The Buyer's Club Advantage(TM) catalog editions offer a wide variety of product selections with sneak previews and exclusive deals for club members only. During 2004, we published 12 Buyer's Club Advantage(TM) editions, ranging from 48 to 64 pages per edition. We believe the club catalogs, as well as the growth in our club memberships, have been an important component of our sales and profitability growth.

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

THE GOLF WAREHOUSE

     TGW mailed its first catalog in November 2002 to diversify its online business and build its brand and customer base. In 2004, TGW published four catalog editions consisting of Spring, Father's Day, Summer and Holiday editions and mailed approximately 2.8 million catalogs to existing and prospective customers. The catalogs range from 68 to 100 pages per edition.

     The TGW catalogs contain a wide selection of name-brand golf clubs, balls, accessories, shoes and apparel. The catalogs arrange merchandise by product category and include color pictures of products with detailed product descriptions. Creative portions of the catalogs, including photography, page layout and product selection, are produced in-house. Catalog mailings are timed to target peak selling seasons. Access to historical customer information, demographics and purchasing history, within TGW's data warehouse, which was built by TSG, has assisted TGW in more cost-effectively targeting potential customers for its catalog mailings.

OUR WEBSITES

THE SPORTSMAN'S GUIDE

     TSG's websites offer online shopping as well as online content-rich resources and information for the outdoor enthusiast. Sales generated through the Internet for TSG in 2004 were approximately 42% of total Internet and catalog sales compared to 36% in 2003. Sales generated through the Internet are defined as those that are derived from our websites, catalog orders processed online and online offers placed by telephone. Internet related sales continue to grow, period over period, as we continue to make enhancements to our Web sites and implement and improve upon various marketing and merchandising programs.

     SPORTSMANSGUIDE.COM. The sportsmansguide.com site is our online retail store. The site established its initial internet presence in 1996 and the launch was completed in April 1998.

     Our sportsmansguide.com site is modeled on our print catalogs. The site translates the distinctive look and editorial voice of our print catalog onto the Internet, adding interactive functionality to make shopping an entertaining experience. The site is designed to be fun-to-browse and easy to use, enabling the ordering process to be completed with a minimum of customer effort. The site is advertised as The "Fun-to-Browse" Website(R). The site allows customers to order merchandise from print media, view current catalogs and request mailed catalog copies. E-mail addresses are collected through an opt-in program. E-mail broadcast messages, which include a variety of specialized product offerings, are delivered to approximately 873,000 participants on an average of three times per week.

     The sportsmansguide.com site offers full-line selections of camping, fishing, footwear, clothing, hunting, archery, marine, all-terrain vehicles, truck and SUV accessories, snowmobiles and hiking products at discount prices. The community content within the sportsmansguide.com site provides a broad and deep selection of resources and information updated regularly covering all aspects of the outdoor experience. Web pages include articles on hiking, hunting, fishing and camping experiences, DNR information, local and national weather forecasts, tips and hints on planning an upcoming outdoor event, photo galleries and maps.

     BARGAINOUTFITTERS.COM. The bargainoutfitters.com site is our online liquidation outlet site launched in November 1999. The site offers clothing and footwear products as well as home and domestics, tools, government surplus, automotive and electronic products that are deeply discounted, discontinued or overstocked. E-mail addresses are collected through an optional sign-up program. E-mail broadcast messages, which include a variety of specialized product offerings, are delivered to approximately 55,000 participants on an average of three times per week.

THE GOLF WAREHOUSE

     TGW.COM. The TGW.com website was launched in 1998. The website was featured in Forbes Magazine's Best of the Web for 2002 and 2003. Forbes called the website "the most comprehensive golf equipment site on the web." The majority of TGW's total sales for 2004 were generated through the Internet.

     The TGW.com website features all of TGW's product offerings in a functional and customer friendly environment. The website homepage prominently displays featured products and special offers in a promotional format along with in line product categories. The website is designed to minimize the number of "clicks" necessary to find a specific product. A redesigned search function enables product search by keyword(s), item number, manufacturer or quick link to product categories. An online version of the TGW print catalog is provided on the website.

MERCHANDISING

THE SPORTSMAN'S GUIDE

     PRODUCTS. TSG offers a large selection of high value products at low prices. These products include hunting and shooting accessories, footwear, clothing and accessories, domestics and furniture, optics, government surplus, tools and truck/SUV accessories, camping and outdoor recreation equipment, lawn and garden, gifts, electronics and a diverse range of additional offerings. Within the sportsmansguide.com website, we are able to carry deeper and more diverse product lines and merchandise categories than we have traditionally offered through the catalog. Over time, our product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular.

The table below indicates the percentage of TSG's sales by product category for 2004:

                PRO%UOF SALESORY
------------------------------------------------
Hunting and Shooting
  Accessories.....................      16.5%
Footwear..........................      15.8%
Clothing and Accessories..........      12.7%
Domestics and Furniture...........       9.2%
Optics............................       8.3%
Government Surplus................       7.1%

                PRO%UOF SALESORY
------------------------------------------------
Tools and Truck/SUV Accessories...       6.8%
Camping and Outdoor Recreation....       5.1%
Lawn and Garden...................       3.3%
Gifts.............................       3.1%
Electronics.......................       2.5%
Other.............................       9.6%

     MERCHANDISE MIX. TSG historically offered a changing mix of in-line products. In-line products are those products regularly available from manufacturers. As a complement to our value pricing approach, we aggressively pursue manufacturers' close-outs of name brand shoes, boots, clothing, watches and other merchandise, which we offer to our customers at savings of 25% to 60% from original retail prices. We also offer government surplus from around the world, providing customers a low-cost alternative for items such as wool coats and pants, shirts, gloves, underwear, blankets, boots, sleeping bags, jackets, backpacks, skis and snowshoes. We have developed our own private label line of products through our direct import program including footwear, apparel and several hard line product categories sold under the Guide Gear(R) name.

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

     We purchase our merchandise from more than 1,450 suppliers and generally purchase all of our product needs for a particular item from one vendor. No single supplier accounted for more than 3% of TSG's purchases during 2004, and we believe there are numerous sources for products in our merchandise categories.

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

     INVENTORY MANAGEMENT. Our inventory analysts are responsible for ordering all merchandise, determining the quantity and arrival date, managing inventory levels, assessing customer demand, adjusting estimates, canceling orders for slow-moving merchandise and reordering merchandise. Utilizing our information systems, buyers and inventory analysts monitor product sales on a daily basis. Slow-moving merchandise is actively promoted through websites, telemarketing, clearance sales or, when possible, is returned to the vendor.

     As part of our merchandise liquidation strategy, we maintain a retail outlet store at our primary warehouse and distribution facility in South St. Paul from which we sell discontinued, overstocked, returned and regular catalog merchandise. The retail store along with our websites provide a liquidation outlet and serve to minimize inventory mark-downs.

THE GOLF WAREHOUSE

     PRODUCTS. TGW offers a large selection of golf equipment from leading manufacturers at low prices. Our products include golf clubs, golf bags, golf balls, golf gloves, golf shoes, apparel, training aids, multimedia products, gifts and accessories. We offer products by leading manufacturers including Adams Golf(R), Calloway(R), Cobra(R), Footjoy(R), Mizuno(R), Nike(R), Ping(R), TaylorMade(R), Tommy Armour(R)/Ram(R) and Titleist(R). We offer more than 18,000 products.

     The table below indicates the percentage of TGW's sales by product category for 2004:

                             PRO%UOF SALESORY
--------------------------------------------------------------------------
Clubs.......................................................      48.0%
Apparel.....................................................      18.1%
Footwear....................................................       8.9%
Balls.......................................................       8.1%
Bags........................................................       5.4%
Accessories.................................................      11.5%

     In 2004, TaylorMade(R), Titleist(R) and Nike(R) supplied 24%, 15% and 12%, respectively, of TGW's purchases. No other supplier accounted for more than 9% of TGW's purchases in 2004.

     We have developed supplier relationships that provide us with access to the newest products as well as close-out, clearance and discontinued merchandise.

MARKETING

THE SPORTSMAN'S GUIDE

     CUSTOMER DATABASE. We maintain a proprietary customer database in which we store detailed information on each customer in our customer list, including demographic data and purchasing history. Our customer database contains over 6.0 million names, including approximately 1.0 million customers who have made purchases within the last 12 months. In addition, we have approximately 928,000 participants who have provided their e-mail addresses. The customer database is updated regularly with information as new purchases are recorded.

     CUSTOMER SELECTION. We have developed our own customer selection criteria to segment our customer list according to many variables, allowing our marketing department to analyze each segment's buying patterns. We review the results of each of our catalog mailings. The results are used to further update the customer database to refine the frequency and selectivity of our catalog mailings in an effort to maximize response rates and profitability.

     LIST DEVELOPMENT. New customers are acquired principally through the use of targeted mailings to individuals identified through mailing lists rented or exchanged from other catalog companies, retail subscription lists, and lists of names compiled from businesses whose customers have interests similar to those of our customers. We are generally entitled to make one mailing to each name obtained through a rented or exchanged mailing list. If the prospect responds, the name is added to our database and may be freely used by us in the future. Through the Internet, we have captured new customers as a result of our affiliate and search marketing programs. We also use our sweepstakes marketing programs to convert our catalog customers to online purchasers and to increase our overall number of e-mail addresses. New customers accounted for approximately 15% of our sales during 2004.

     With ongoing refinements in our approach to merchandising and marketing, we have increased the frequency and quantity of mailings and e-mail broadcasts to the most profitable segments of our existing customer list. Analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary activity, are performed to assist in merchandising and customer targeting and to increase sales to existing customers. Existing customers accounted for approximately 85% of our sales during 2004.

     MARKETING PROGRAMS AND PROMOTIONAL FORMATS. We strive to develop promotional formats that will stimulate customer purchases from our catalogs and websites. Successful promotional formats include different catalog wraps, dollar discounts on specific order size, and promotional tag lines such as "last chance" offers. Since our inception on the Internet, we have marketed our online retail store in our catalogs. In 2004, approximately 49.0 million catalog covers advertised our online retail store. This marketing channel has been the principal marketing mechanism to reach our online target audience.

     Our most significant, successful marketing program has been the Buyer's Club. Customers can purchase a one-year membership in TSG's Buyer's Club for a $29.99 fee. For this annual fee, club members receive a 10% discount on all regularly priced items except for ammunition which is limited to a 5% discount and clearance items which have no discount off the advertised price. Our Buyer's Club offers its members exclusive merchandise not offered to other customers. Club members are presented with sneak previews of merchandise offers and given the opportunity to buy limited quantity items prior to non-club customers. Club members also receive member's only bargains in the catalogs and via e-mail campaigns.

     The purchase activity, on average, of our Buyer's Club customer is two to three times greater than a non-club member. Consequently, we continually develop new marketing promotions that have significantly increased the number of new club members. At the end of 2004, we had approximately 382,000 members in our Buyer's Club, an 8.8% increase compared to the end of 2003.

     Another successful marketing program is our installment payment plan, known as the "Buyer's Club 4-Pay Plan," which is available to Buyer's Club members with credit card orders of $100 or more. Payments under the plan consist of 25% of the merchandise charges, plus 100% of any shipping charges and Buyer's Club fees, if applicable, at the time of shipment with three equal installments in 30 day increments, which are automatically charged to the customer's credit card. No interest or additional fees are charged to customers who elect the 4-Pay Plan.

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

THE GOLF WAREHOUSE

     CUSTOMER DATABASE. TGW has developed a proprietary customer database of over 1.5 million names and email addresses. Our customer list includes approximately 500,000 households who have made purchases from TGW and approximately 252,000 who have purchased from TGW within the past 12 months. We add names and email addresses to, and update information in, our customer database through our online and catalog ordering process and through contests and catalog sign-ups on our website. New customers accounted for approximately 27%, and existing customers accounted for approximately 73%, of TGW's sales during 2004. Approximately 8.9% of TGW's sales in 2004 were to customers outside the United States.

     MARKETING AND PROMOTIONAL PROGRAMS. We use a variety of sales and marketing techniques to build recognition of the TGW.com brand, drive traffic to our website and expand our customer base. We regularly send email broadcasts to segments of our customer base. We run television commercials on The Golf Channel and on-line ads on TheGolfChannel.com. We are a featured merchant in the sports & outdoors/golf category on Amazon.com. We maintain commission-based affiliate marketing programs with the major search engines and over 500 affiliate websites which provide direct links to our website. We maintain exclusive relationships with PGA Tour, Inc. and The Golf Channel, Inc. to operate online retail golf stores from each company's website, and we market golf products to each company's customer database.

     Our promotional programs include special offers, free shipping and no payment for 90 days. Our exclusive "Name Your Price" program allows customers to make an offer on select groups of products with email notification of whether the offer is accepted. We offer gift cards and gift certificates. We also offer corporate logo golf products for businesses, organizations and tournaments.

     CUSTOMER SERVICE. We maintain a toll-free customer service number staffed seven days a week. We provide custom club fitting, a 30-day playability guarantee that permits customers to return clubs for full in-store credit, a 30-day money back guarantee on new unused merchandise and a club trade-in program. We offer our customers a low price guarantee.

OPERATIONS AND FULFILLMENT

THE SPORTSMAN'S GUIDE

     INBOUND CALLS. We maintain an in-house call center. Approximately 48% of customer orders are placed through our toll-free telephone lines which are staffed 24 hours per day, seven days a week, while 10% of orders are received by mail or facsimile and 42% of orders are received at our websites.

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

     ORDER ENTRY. Processing of customer orders is coordinated and handled by our in-house order entry system. Telephone orders are entered directly into the system. Internet orders are batch loaded every half-hour and uploaded to the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks including credit authorization, order picking, packing and shipment. During 2004, our order processing system handled approximately 2.2 million orders up 6.0% over 2003.

     FULFILLMENT. We use an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. We are able to fulfill and ship in excess of 25,000 packages per day.

     We offer next business day shipping on orders received by 6 p.m. CST for in-stock merchandise and same day shipping for orders taken by 11 a.m. CST via the Internet or per specific customer request. Virtually all of our merchandise is stocked at, and shipped from, our warehouse and distribution facilities in South St. Paul and Inver Grove Heights, Minnesota. In addition, a small, but growing, percentage of merchandise is shipped directly from the factory to the customer by specific vendors. We utilize United Parcel Service (UPS) and the United States Postal Service for shipment of merchandise to customers. Ammunition is shipped primarily via UPS. Orders are shipped after credit card charges are approved or checks are deposited and cleared the bank.

     RETURNS. We maintain an unconditional return policy, which permits customers to return merchandise for any reason at any time for refund or exchange. Returned merchandise is restocked, liquidated, sold in the retail outlet, returned to the supplier or scrapped.

THE GOLF WAREHOUSE

     TGW's order fulfillment infrastructure includes an in-house call center, a shipping and warehouse facility, and management information systems that provide inventory updates and integrate all aspects of our order fulfillment process.

     CALL CENTER. Telephone orders may be placed 24 hours a day, seven days a week through a toll-free number. Our in-house call center is staffed with knowledgeable sales representatives who are available during extended hours each day to assist customers through the order process and provide information about products. After hours calls are routed to The Sportsman's Guide call center for processing.

     FULFILLMENT. All online and catalog orders are processed and shipped from our 105,600 square foot office and warehouse facility in Wichita, Kansas. We use an integrated picking, packing and shipping system connected to our direct order entry system. The system monitors the in stock status of each item ordered, processes orders and generates warehouse selection tickets and packing slips. We are able to fulfill and ship in excess of 4,000 packages per day. We offer same day shipping on orders placed by 3:00 p.m. CST Monday through Friday. We ship all merchandise to customers via UPS. Orders are shipped after credit card charges are approved or checks are deposited and cleared the bank.

INFORMATION SYSTEMS AND TECHNOLOGY

THE SPORTSMAN'S GUIDE

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

     Our websites are hosted internally utilizing Compaq servers running Microsoft Server 2000 and IIS for the front-end ASP applications, caching and image serving. The back-end Oracle database is running on an IBM RS/6000 AIX system. Currently, we have 42MB of bandwidth dedicated for the web hosting environment, split across redundant networking equipment and access providers AT&T and Qwest to maximize uptime. Additional IDP hardware has been implemented to block hacking and denial of service attacks.

     Our telephone system consists of an expandable AT&T G3R digital switch. We are currently using two DS3 circuits on separate paths for protection with additional redundancy protection provided using Qwest SHARPS rerouting software. Our system is running nine T-1 lines split across the two DS3 circuits with a maximum capacity of 48 T-1 circuits. Computer telephony integration software identifies the caller and, if known, accesses the customer's records simultaneously with answering the call.

THE GOLF WAREHOUSE

     TGW utilizes Smith Gardner's Ecometry (MACS) software, a catalog/direct marketing program for managing inventory and order processing, which provides integrated inventory management, order taking and order processing. Ecometry operates on an HP 3000 hardware platform.

     In 2003, we implemented the Great Plains financial software package that interfaces with the Ecometry (MACS) order processing system using a third party software program. All orders are processed through the Ecometry (MACS) system, which enables the data to be used in conjunction with the Great

Plains accounting software. The Great Plains financial reporting package (FRX) allows TGW to build comprehensive and customizable financial and management reports that are easy to create and use. Great Plains operates on Microsoft SQL server.

     The TGW.com website is hosted on servers located at The Sportsman's Guide offices in South St. Paul, Minnesota. All servers operate on the Redhat Linux system.

COMPETITION

THE SPORTSMAN'S GUIDE

     The direct marketing industry includes a wide variety of specialty and general merchandise retailers in a highly competitive and fragmented business environment. We sell our products to customers in all 50 states and compete in the purchase and sale of merchandise with all retailers. TSG's competitors include:

     - other outdoor/hunting mail order catalogs, including Bass Pro Shops Inc. and Cabela's Inc.;

     - discount retailers such as Wal-Mart Stores, Inc.; and

     - Websites maintained by online retailers of footwear, clothing and outdoor gear.

     Some of TSG's competitors are larger and have substantially greater financial, marketing and other resources.

THE GOLF WAREHOUSE

     TGW's competitors include other specialty off-course retailers, conventional sporting goods retailers, mass merchandise retailers, on-course pro shops and online retailers of golf equipment. TGW's principal competitors in the specialty off-course segment include retail chains such as Golfsmith, Edwin Watts, Golf Galaxy, Pro Golf Discount and Dick's Sporting Goods.

     Traditional and specialty golf retailers are expanding and aggressively marketing brand-name golf equipment and competing directly with us for products and customers. Some of TGW's competitors have been in business longer or have greater financial, marketing and other resources. We compete on the basis of product selection, price and customer service.

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

     There are few laws and regulations directed specifically at electronic commerce on the Internet. However, given the increased use of the Internet for both mass communications and commerce, new laws and regulations may be adopted covering a variety of areas such as collection and use of data from website visitors and related privacy issues, pricing, taxing, content, copyrights, distribution, unsolicited e-mail and quality of goods and services.

SERVICE MARKS

     Our service marks "The Sportsman's Guide", "Bargain Outfitters", "The 'Fun-to-Read' Catalog" and "The 'Fun-to Browse' Website" have been registered with the United States Patent and Trademark Office. "The Sportsman's Guide" mark has also been registered in Canada. We own United States registrations and applications covering other trademarks and service marks used in our TSG business.

     We use the "tgw.com", "The Golf Warehouse" and other trade names in our TGW business.

EMPLOYEES

     As of December 31, 2004, TSG had 568 employees and TGW had 126 employees, including full and part time staff. During our peak selling seasons, which include the months of November and December, we hire a significant number of temporary employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Financial information about our two business segments is summarized in Note I to our consolidated financial statements.

ITEM 2. PROPERTIES

     TSG's principal offices are located at 411 Farwell Avenue, South Saint Paul, Minnesota 55075. TSG leases approximately 417,000 square feet at this facility under a net lease expiring March 2009 and leases an additional distribution facility of approximately 68,000 square feet in Inver Grove Heights, Minnesota under a net lease expiring January 2007.

     TGW's principal offices are located at 8851 East 34th Street North, Wichita, Kansas 67226. TGW leases approximately 62,000 square feet at this facility under a net lease, and approximately 43,600 square feet of additional warehouse space under a sublease, both expiring September 2006.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been notified by NCR Corporation ("NCR") that NCR believes some of the Company's e-commerce website functions are covered by certain "business method" patents owned by NCR. NCR has stated it is willing to grant a patent license to the Company on commercially reasonable terms. The Company is investigating the claims. At the present time, the Company cannot predict the outcome of this matter or the potential range of loss or expense involved.

     In March 2003, the Company was notified by the Bureau of Industry, United States Department of Commerce (BIS) that BIS had reason to believe the Company violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserted the Company committed 61 separate violations for shipments from October 1999 to March 2002. The Company settled this claim for $183,500 in December 2004.

     We are not a party to any pending litigation other than litigation which is incidental to our business and which we believe is not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning our executive officers and key employees.

                   NAME                       AGE                         POSITION
                   ----                       ---                         --------
EXECUTIVE OFFICERS:
Gregory R. Binkley........................     56    President, Chief Executive Officer and Director
Charles B. Lingen.........................     60    Executive Vice President of Finance and
                                                     Administration, Chief Financial Officer,
                                                       Secretary/Treasurer and Director
John M. Casler............................     54    Executive Vice President of Merchandising,
                                                     Marketing and Creative Services
KEY EMPLOYEES:
Dale D. Monson............................     40    Vice President of Information Systems and
                                                     Technology and Chief Information Officer
Douglas E. Johnson........................     49    Vice President of Marketing
Mark S. Marney............................     51    Chief Executive Officer of The Golf Warehouse, Inc.
R. Michael Marney.........................     52    President of The Golf Warehouse, Inc.

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

     Mark S. Marney has been employed since 2004. Mr. Marney co-founded The Golf Warehouse in 1997 and has served as Chief Executive Officer since 1999. Mr. Marney was founder and president of Village Charters, Inc., a travel company, from 1977 to 1997.

     R. Michael Marney has been employed since 2004. Mr. Marney co-founded The Golf Warehouse in 1997 and has served as President since 1999. Mr. Marney was vice president of Village Charters, Inc., a travel company, from 1982 to 2000 and worked for Fox & Company, a public accounting firm, from 1976 to 1982. R. Michael Marney and Mark S. Marney are brothers.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is traded on the Nasdaq National Market under the symbol "SGDE."

     The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the Nasdaq National Market.

                                                         HIGH      LOW
                                                         ----      ---
2003
First Quarter.......................................    $ 8.61    $ 6.50
Second Quarter......................................     11.63      7.97
Third Quarter.......................................     13.57     11.06
Fourth Quarter......................................     20.66     13.00
2004
First Quarter.......................................    $22.47    $16.32
Second Quarter......................................     23.23     16.40
Third Quarter.......................................     23.75     19.55
Fourth Quarter......................................     25.18     20.12

HOLDERS

     As of March 16, 2005, there were approximately 232 holders of record of our common stock.

DIVIDENDS

     We have not previously declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for use in our business in the foreseeable future. We are prohibited from paying and declaring cash dividends without the consent of the bank under the terms of our revolving credit agreement.

STOCK REPURCHASE PROGRAM

     On May 13, 2004, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 29,245 shares of common stock at a total cost of $0.6 million were repurchased during the year ended December 31, 2004.

     On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 259,644 and 98,950 shares of common stock at a total cost of $5.1 million and $1.2 million were repurchased during the years ended December 31, 2004 and 2003.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial and operating data for the periods indicated. The Consolidated Statement of Operations Data and Consolidated Balance Sheet Data as of and for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our consolidated financial statements audited by Grant Thornton LLP, independent registered public accounting firm. The Selected Operating Data as of and for the periods indicated were derived or computed from our circulation or accounting records or the Consolidated Statement of Operations Data identified above. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto.

                                                            YEARS ENDED DECEMBER 31,(1)
                                              --------------------------------------------------------
                                              2004(2)       2003        2002        2001        2000
                                              -------       ----        ----        ----        ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales.....................................    $232,462    $194,703    $179,315    $168,769    $154,647
Cost of sales.............................     158,081     130,639     120,707     113,086     103,471
                                              --------    --------    --------    --------    --------
  Gross profit............................      74,381      64,064      58,608      55,683      51,176
Selling, general and administrative
  expenses................................      62,122      54,467      51,983      51,344      53,574
                                              --------    --------    --------    --------    --------
  Earnings (loss) from operations.........      12,259       9,597       6,625       4,339      (2,398)
Interest expense..........................        (361)         --          (1)       (237)     (1,432)
Miscellaneous income (expense), net.......          (2)         24        (297)       (349)       (294)
                                              --------    --------    --------    --------    --------
  Earnings (loss) before income taxes.....      11,896       9,621       6,327       3,753      (4,124)
Income tax expense (benefit)..............       4,305       3,463       2,310       1,000        (935)
                                              --------    --------    --------    --------    --------
  Net earnings (loss).....................    $  7,591    $  6,158    $  4,017    $  2,753    $ (3,189)
                                              ========    ========    ========    ========    ========
Net earnings (loss) per share(3):
  Basic...................................    $   1.61    $   1.29    $    .85    $    .58    $   (.67)
                                              ========    ========    ========    ========    ========
  Diluted.................................    $   1.43    $   1.16    $    .80    $    .58    $   (.67)
                                              ========    ========    ========    ========    ========
Weighted average shares outstanding(3):
  Basic...................................       4,719       4,785       4,752       4,749       4,749
                                              ========    ========    ========    ========    ========
  Diluted.................................       5,323       5,290       5,001       4,759       4,749
                                              ========    ========    ========    ========    ========
SELECTED OPERATING DATA:
Gross profit as a percentage of sales.....        32.0%       32.9%       32.7%       33.0%       33.1%
Selling, general and administrative
  expenses as a percentage of sales.......        26.7%       28.0%       29.0%       30.4%       34.6%
Total catalogs mailed.....................      50,482      46,359      45,762      47,989      62,498
Total active customers(4).................       1,255       1,005         977       1,039       1,045
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................    $  8,616    $ 32,054    $ 17,152    $  8,592    $  1,344
Working capital...........................       5,723      24,747      18,068      12,952       8,526
Total assets..............................      83,279      63,822      49,513      42,088      38,860
Note payable-bank.........................       5,000          --          --          --       5,225
Shareholders' equity......................      31,062      26,808      20,621      16,343      13,590

-------------------------

(1) Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal year 2004 consisted of 53 weeks and fiscal years 2003, 2002, 2001 and 2000 each consisted of 52 weeks.

(2) On June 29, 2004, the Company acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C. The third quarter of 2004 was the first quarter for inclusion of The Golf Warehouse's sales, operations and earnings.

(3) See Note A-11 in the notes to consolidated financial statements.

(4) An "active customer" is defined as a customer who has purchased merchandise from us within 12 months preceding the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a multi-channel direct marketer of value priced outdoor gear, general merchandise and golf equipment/accessories. We market our products through catalogs and e-commerce web sites. We currently have two reportable business segments, The Sportsman's Guide ("TSG") and The Golf Warehouse ("TGW"). Each segment is separately managed and utilizes distinct distribution, marketing, merchandising and inventory strategies.

     TSG is a marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. TSG markets and sells merchandise through main, specialty and Buyer's Club catalogs and two e-commerce websites. TSG's catalogs as well as its websites offer high quality products at low prices. TSG's catalogs are advertised as The "Fun-to-Read" Catalog(R) and the primary website is advertised as the "Fun-to-Browse" Website(R). TSG's websites include www.sportsmansguide.com, the online retail store modeled on its print catalogs and www.bargainoutfitters.com, the online liquidation outlet.

     Our business was started in 1970. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers' close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs which allowed us to utilize a customized marketing plan to individual customer groups. We established our Internet presence in 1996 and completed the launch of our online retail store in April 1998. Sales generated through the Internet have grown rapidly since that time with product sales on the sites accounting for over 42% of total catalog and Internet sales for the year ended December 31, 2004. In the fall of 2000, we began to aggressively promote and sell the Buyer's Club membership program. In addition, unique catalogs (Buyer's Club Advantage(TM)) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.

     On June 29, 2004, we acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C. TGW is an on-line and catalog retailer of golf equipment, apparel and accessories. TGW markets and sells golf related merchandise primarily through its Web site, www.TGW.com and through catalogs. The majority of TGW's sales are generated through the Internet. TGW's first catalog was published in the winter of 2002.

     With the acquisition of TGW on June 29, 2004 and the continued growth of the Buyer's Club membership and Internet related sales for TSG, the Company continues to post strong sales and earnings growth.

FISCAL YEAR

     Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal year 2004 consisted of 53 weeks and fiscal years 2003, 2002 and 2001 each consisted of 52 weeks. The additional week in fiscal 2004 had the effect of increasing sales by approximately $4 million with minimal effect on the Company's net earnings.

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

     TSG's customers can purchase one-year memberships in the Company's Buyer's Club for a $29.99 annual fee. TSG also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members place orders and earn discounts. Any remaining deferred membership fees are recognized in income after the expiration of the membership.

PROMOTIONAL MATERIALS AND ADVERTISING COSTS

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

STOCK OPTIONS

     Stock options issued to employees are accounted for under the intrinsic value method. Pro-forma disclosures as if the fair value method were used are included in Note A-10 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

                                                                   YEARS ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                  2004       2003       2002
                                                                  ----       ----       ----
Sales.......................................................      100.0%     100.0%     100.0%
Cost of sales...............................................       68.0       67.1       67.3
                                                                  -----      -----      -----
  Gross profit..............................................       32.0       32.9       32.7
Selling, general and administrative expenses................       26.7       28.0       29.0
                                                                  -----      -----      -----
  Earnings from operations..................................        5.3        4.9        3.7
Interest and miscellaneous expense, net.....................        0.1         --        0.2
                                                                  -----      -----      -----
  Earnings before income taxes..............................        5.2        4.9        3.5
Income tax expense..........................................        1.9        1.8        1.3
                                                                  -----      -----      -----
  Net earnings..............................................        3.3%       3.1%       2.2%
                                                                  =====      =====      =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                        THE GOLF
                                          THE SPORTSMAN'S GUIDE        WAREHOUSE            CONSOLIDATED
                                          ----------------------    ----------------    --------------------
                                            2004         2003        2004      2003       2004        2003
                                            ----         ----        ----      ----       ----        ----
Net sales.............................    $207,221     $194,703     $25,241    $ --     $232,462    $194,703
Earnings from operations..............    $ 10,692     $  9,597     $ 1,567    $ --     $ 12,259    $  9,597

     SALES. Consolidated sales for 2004 of $232.5 million were $37.8 million or 19% higher than sales of $194.7 million for 2003. The increase in consolidated sales for 2004 was primarily a result of including the sales from the newly-acquired The Golf Warehouse and higher sales from The Sportsman's Guide. The acquisition of The Golf Warehouse was effective June 29, 2004 making the third quarter of 2004 the first quarter for inclusion of TGW's sales, operations and earnings. Sales for TSG increased 6% when compared to the year ended 2003 primarily as a result of increased Internet sales. With fiscal 2004 consisting of 53 weeks, the additional week had the effect of increasing the Company's annual sales by approximately $4 million.

     As of December 31, 2004, the Buyer's Club membership had increased to 382,000, up 8.8% over the 351,000 reported as of December 31, 2003.

     Sales generated through the Internet for TSG in 2004 were approximately 42% of total Internet and catalog sales compared to 36% in 2003. The majority of TGW's total sales for 2004 were generated through the Internet. Sales generated through the Internet are defined as those that are derived from our websites, catalog orders processed online and online offers placed by telephone. Internet related sales continue to grow, period over period, as we continue to make enhancements to our Web sites and implement and improve upon various marketing and merchandising programs.

     Gross returns and allowances for 2004 were $14.0 million or 5.7% of gross sales compared to $12.8 million or 6.2% of gross sales in 2003. The decrease in gross returns and allowances, as a percentage of sales, was primarily due to favorable trends in actual customer return activity at TSG and overall lower customer returns, as a percentage of sales, at TGW which traditionally have been lower than TSG's customer return rates.

     GROSS PROFIT. Consolidated gross profit for 2004 was $74.4 million or 32.0% of sales compared to $64.1 million or 32.9% of sales in 2003. The decrease in consolidated gross profit percentage for the year was primarily due to the inclusion of lower product margin sales of The Golf Warehouse and lower product margins experienced at TSG. The Golf Warehouse's product margins are traditionally lower than those of TSG. TSG's business product margins, as a percentage of sales, were lower in 2004 when compared to the prior year primarily due to promotional pricing, competitive pressure and a higher percentage of lower margin factory direct merchandise sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $62.1 million or 26.7% of sales during 2004 compared to $54.5 million or 28.0% of sales during 2003.

     Consolidated selling, general and administrative expenses, as a percentage of sales, for 2004 were lower compared to 2003 as a result of additional productivity from the Internet leverage in TSG as well as the inclusion of The Golf Warehouse's selling, general and administrative expenses which historically have been lower than those of TSG. TSG's selling, general and administrative expenses, as a percentage of sales, for 2004 were lower compared to the prior year as a result of higher Internet sales and lower order processing costs with the increased sales generated through the Internet. The Golf Warehouse's selling, general and administrative expenses, as a percentage of sales, traditionally have been lower than TSG's with a higher percentage of its sales generated from the Internet coupled with a higher average customer order amount.

     The increase in consolidated selling, general and administrative expenses for 2004, in dollars, compared to the prior year, was primarily due to the inclusion of The Golf Warehouse's expenses since the acquisition on June 29, 2004 and higher advertising spending by TSG from an increase in catalog circulation and increased order fulfillment costs by TSG from higher sales volume. In 2004, the Company incurred $0.6 million of Sarbanes-Oxley related costs.

     Total Company catalog circulation during 2004 was 50.5 million catalogs compared to 46.4 million catalogs during 2003. The 2004 catalog circulation includes 1.5 million catalogs (two editions) circulated by The Golf Warehouse since the acquisition on June 29, 2004. During 2004, we mailed 35 catalog editions consisting of 11 main catalogs, 12 Buyer's Club Advantage(TM) catalogs and 12 specialty catalogs compared to 33 catalog editions during 2003 consisting of 11 main catalogs, 12 Buyer's Club Advantage(TM) catalogs and 10 specialty catalogs.

     Consolidated advertising expense for 2004 was $32.9 million or 14.1% of sales compared to $29.4 million or 15.1% of sales for 2003. The decrease in consolidated advertising expense, as a percentage of sales, for 2004 compared to 2003 was primarily due to the increase in TSG's sales generated from the Internet and the inclusion of The Golf Warehouse since the acquisition on June 29, 2004. The Golf Warehouse's advertising expense as a percentage of sales is lower than the traditional TSG percentage as a result of its higher percentage of Internet driven sales coupled with a higher average customer order amount.

     The increase in consolidated advertising expense for 2004 was primarily due to an increase in TSG's catalog circulation and the inclusion of The Golf Warehouse's advertising expense since the acquisition on June 29, 2004.

     EARNINGS FROM OPERATIONS. Earnings from operations were $12.3 million or 5.3% of sales during 2004 compared to $9.6 million or 4.9% of sales during 2003. The increase in earnings from operations was largely due to the inclusion of TGW's earnings since the acquisition on June 29, 2004, as well as growth and improved performance in TSG. The additional week in fiscal 2004 had minimal effect on the Company's earnings from operations.

     INTEREST EXPENSE. Interest expense for 2004 was $0.4 million or 0.2% of sales. There was no interest expense for 2003. Interest expense increased in 2004 over the prior year as a result of the acquisition of The Golf Warehouse. A portion of the purchase price of approximately $30.5 million was financed by borrowings under a new credit facility.

     INCOME TAXES. Income tax expense for 2004 was $4.3 million compared to $3.5 million for 2003.

     NET EARNINGS. As a result of the above factors, net earnings for 2004 were $7.6 million compared to $6.2 million for 2003.

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

     Total circulation was 46.4 million catalogs during 2003 compared to 45.8 million catalogs during 2002. During 2003, we mailed 33 catalog editions consisting of 11 main catalogs, 12 Buyer's Club Advantage(TM) catalogs and 10 specialty catalogs compared to 34 catalog editions during 2002 consisting of 11 main catalogs, 12 Buyer's Club Advantage(TM) catalogs and 11 specialty catalogs.

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

     NET EARNINGS. As a result of the above factors, net earnings for 2003 were $6.2 million compared to $4.0 million for 2002.

SEASONALITY AND QUARTERLY RESULTS

     The majority of TSG's sales historically occur during the second half of the year. The seasonal nature of the business is due to TSG's focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. We expect this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth quarters, TSG incurs significant additional expenses for hiring employees and building inventory levels.

     TGW's business is seasonal. Sales leading up to and during Father's Day and the Christmas holiday selling seasons have historically contributed to a higher percentage of TGW's annual sales and net income than other periods. TGW also incurs higher expenses related to building inventory to meet higher demand during these seasons.

     The following table provides certain unaudited financial information for each of the quarters shown:

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
2004
Sales.....................................       $44,594          $38,861           $56,554          $92,453
Gross profit..............................        14,128           12,137            16,415           31,701
Earnings from operations..................         1,782            1,208             1,851            7,418
Net earnings..............................         1,167              797             1,069            4,558
Net earnings per share:
  Basic...................................           .25              .17               .23              .97
  Diluted.................................           .22              .15               .20              .85
2003
Sales.....................................       $43,749          $38,041           $41,213          $71,700
Gross profit..............................        14,197           11,944            12,541           25,382
Earnings from operations..................         1,467            1,042             1,117            5,971
Net earnings..............................           957              646               710            3,845
Net earnings per share:
  Basic...................................           .20              .14               .15              .80
  Diluted.................................           .19              .12               .13              .71

Note: The acquisition of The Golf Warehouse, L.L.C. was effective June 29, 2004.
      The third quarter of 2004 was the first quarter for inclusion of TGW's sales, operations and earnings.

LIQUIDITY AND CAPITAL RESOURCES

     WORKING CAPITAL. We had working capital of $5.7 million as of December 31, 2004 compared to $24.7 million as of December 31, 2003, with current ratios of
1.1 to 1 and 1.7 to 1, respectively. The decrease of $19.0 million was primarily due to the utilization of excess cash in the acquisition of The Golf Warehouse effective June 29, 2004.

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

     TSG offers its Buyer's Club members an installment credit plan with no finance fees, known as the "Buyer's Club 4-Pay Plan." Each of the four consecutive monthly installments is billed directly to customers' credit cards. TSG had installment receivables of $2.6 million at December 31, 2004 compared to $2.4 million at December 31, 2003. The installment plan will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

     On June 29, 2004, we entered into an amended Credit Agreement with Wells Fargo Bank, National Association providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring on September 30, 2007. The revolving line of credit is for working capital and letters of credit and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility, if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank's prime rate less 0.15% or, at the Company's option, fixed term LIBOR plus
2.5 percentage points, provided certain financial ratios are met. The revolving credit line and term loan are collateralized by substantially all of our assets.

     All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of December 31, 2004 and 2003, we were in compliance with all applicable covenants under the amended Credit Agreement. We had no borrowings against the revolving credit line at December 31, 2004 and 2003. Outstanding letters of credit were $1.9 million at the end of 2004 compared to $2.5 million at the end of 2003. We had a remaining balance of $5.0 million against the term loan at December 31, 2004, which is payable September 30, 2007.

     The Company has several long-term operating leases, long-term debt and other commitments related to facilities and long-distance telephone services with varying terms. At December 31, 2004, future contractual obligations under the above agreements are as follows (in thousands):

                                     PAYMENT DUE BY PERIOD
                           -----------------------------------------
                                        1-3       3-5      MORE THAN
CONTRACTUAL OBLIGATIONS     TOTAL      YEARS     YEARS      5 YEARS
-----------------------     -----      -----     -----     ---------
Long-Term Debt             $ 5,000    $ 5,000    $   --
  Obligations.......                                         $  --
Operating Lease              8,964      6,701     2,263
  Obligations.......                                            --
Purchase Obligations...      3,200      3,200        --         --
                                                             -----
                           -------    -------    ------
Total...............       $17,164    $14,901    $2,263      $  --
                                                             =====
                           =======    =======    ======

     OPERATING ACTIVITIES. Cash flows provided by operating activities during 2004 were $7.4 million compared to $16.4 million in 2003. The decrease in cash flows provided by operating activities was primarily the result of an increase in inventory position at year-end and lower accounts payable to vendors. The higher inventory position at the end of 2004 was due to higher level of inventory at TSG and the inclusion of TGW's inventory position for the first time as a result of the acquisition effective June 29, 2004. TSG's inventory position was higher at the end of 2004 largely due to the fact that a greater percentage of the inventory to support the spring business was received by year end in 2004 than at the end of 2003. The lower accounts payable to vendors at the end of 2004 was due to the timing of inventory receipts and the subsequent payments to the vendors. Payment terms from our vendors for 2004 have not changed significantly from those of 2003.

     Cash flows provided by operating activities during 2003 were $16.4 million compared to $9.2 million in 2002. The increase in cash flows provided by operating activities was primarily the result of an increase in net earnings, a lower inventory position at year-end and higher payables to vendors as a result of current vendor terms.

     INVESTING ACTIVITIES. Cash flows used in investing activities during 2004 were $31.2 million compared to $0.9 million in 2003. On June 29, 2004, the Company acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C. for a purchase price of approximately $30.0 million with an additional $0.5 million of transaction costs incurred.

     Cash flows used in investing activities during 2003 were $0.9 million compared to $0.9 million in 2002. During 2003, we expended funds for leasehold improvements, computer equipment and machinery and equipment.

     FINANCING ACTIVITIES. Cash flows provided by financing activities during 2004 were $0.4 million compared to cash flows used in financing activities of $0.5 million during 2003. Cash flows provided by financing activities during 2004 were largely due to the Company's borrowings under the new credit facility to finance a portion of the total consideration paid for the outstanding membership interests of The Golf Warehouse, L.L.C. and the receipt of cash proceeds from the exercise of stock options. The increase in cash flows provided from the borrowings under the credit facility and the cash proceeds from the exercise of stock options was virtually offset by payments to repurchase the Company's common stock. On May 13, 2004, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under the 2004 plan, 29,245 shares of common stock at a total cost of approximately $0.6 million were repurchased during the year ended December 31, 2004. Under the 2003 plan,

259,644 shares of common stock at a total cost of approximately $5.1 million were repurchased during the year ended December 31, 2004.

     Cash flows used in financing activities during 2003 were $0.5 million compared to cash flows provided by financing activities of $0.3 million during 2002. Cash flows used in financing activities during 2003 were primarily comprised of payments to repurchase the Company's common stock. On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 98,950 shares of common stock at a total cost of approximately $1.2 million were repurchased during the years ended December 31, 2003. During 2003, we did not borrow under the revolving line of credit.

     We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months and the foreseeable future. Future acquisitions or other transactions may require us to obtain additional sources of financing.

NEW ACCOUNTING PRONOUNCEMENTS

     In 2004, the FASB revised Statement No. 123 (FAS 123R), Accounting for Stock Based Compensation. FAS 123R eliminates the alternative to use APB Opinion No. 25's, Accounting for Stock Issued to Employees, intrinsic value method of accounting that was provided in FAS 123 as originally issued. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet finished its financial assessment of the implementation of FAS 123R, which will be adopted on July 1, 2005.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and schedules are included herein:

                                                                PAGE
                                                                ----
Financial Statements:
  Reports of Independent Registered Public Accounting
     Firm...................................................    25-26
  Consolidated Balance Sheets as of December 31, 2004 and
     2003...................................................       27
  Consolidated Statements of Earnings for the years ended
     December 31, 2004, 2003 and 2002.......................       28
  Consolidated Statements of Changes in Shareholders' Equity
     for the years ended December 31, 2004, 2003 and 2002...       29
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002.......................       30
  Notes to Consolidated Financial Statements................       31
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for the
     years ended December 31, 2004, 2003 and 2002...........       44

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Sportsman's Guide, Inc.

     We have audited the accompanying consolidated balance sheets of The Sportsman's Guide, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman's Guide, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying
Schedule II of The Sportsman's Guide, Inc. and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.





                                          /s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 14, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Sportsman's Guide, Inc.

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that The Sportsman's Guide, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that an audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that The Sportsman's Guide, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by COSO. Also, in our opinion, The Sportsman's Guide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by COSO.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Sportsman's Guide, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005, expressed an unqualified opinion on those financial statements.





                                          /s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 14, 2005

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2004            2003
                                                                ------------    ------------
                                                                (IN THOUSANDS, EXCEPT SHARE
                                                                          AMOUNTS)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................      $ 8,616         $32,054
  Accounts receivable -- net................................        3,955           3,034
  Inventory.................................................       29,148          18,874
  Promotional material......................................        3,578           2,565
  Prepaid expenses and other................................        3,122           1,871
  Restricted cash in escrow.................................        3,011              --
  Deferred income taxes.....................................        1,122           3,176
                                                                  -------         -------
       Total current assets.................................       52,552          61,574
PROPERTY AND EQUIPMENT -- NET...............................        2,693           2,248
                                                                  -------         -------
OTHER ASSETS
  Goodwill..................................................       17,176              --
  Trade and domain name.....................................       10,200              --
  Other intangibles.........................................          658              --
                                                                  -------         -------
       Total other assets...................................       28,034              --
                                                                  -------         -------
       Total assets.........................................      $83,279         $63,822
                                                                  =======         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................      $23,832         $18,950
  Accrued expenses..........................................        7,146           5,891
  Income taxes payable......................................        1,982           3,107
  Escrow liability..........................................        3,010              --
  Deferred revenue..........................................        5,520           4,623
  Returns reserve...........................................        2,318           2,240
  Customer deposits and other liabilities...................        3,021           2,016
                                                                  -------         -------
       Total current liabilities............................       46,829          36,827
LONG-TERM LIABILITIES
  Note payable -- bank......................................        5,000              --
  Deferred income taxes.....................................          305              54
  Other.....................................................           83             133
                                                                  -------         -------
       Total long-term liabilities..........................        5,388             187
                                                                  -------         -------
       Total liabilities....................................       52,217          37,014
COMMITMENTS AND CONTINGENCIES...............................           --              --
SHAREHOLDERS' EQUITY
  Common Stock -- $.01 par value; 36,800,000 shares
     authorized; 4,731,831 and 4,826,321 shares issued and
     outstanding at December 31, 2004 and 2003..............           47              48
  Additional paid-in capital................................        8,048          11,616
  Accumulated other comprehensive income....................          232              --
  Retained earnings.........................................       22,735          15,144
                                                                  -------         -------
       Total shareholders' equity...........................       31,062          26,808
                                                                  -------         -------
       Total liabilities and shareholders' equity...........      $83,279         $63,822
                                                                  =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2004          2003          2002
                                                                   ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.......................................................     $232,462      $194,703      $179,315
Cost of sales...............................................      158,081       130,639       120,707
                                                                 --------      --------      --------
     Gross profit...........................................       74,381        64,064        58,608
Selling, general and administrative expenses................       62,122        54,467        51,983
                                                                 --------      --------      --------
     Earnings from operations...............................       12,259         9,597         6,625
Interest expense............................................         (361)           --            (1)
Miscellaneous income (expense), net.........................           (2)           24          (297)
                                                                 --------      --------      --------
     Earnings before income taxes...........................       11,896         9,621         6,327
Income tax expense..........................................        4,305         3,463         2,310
                                                                 --------      --------      --------
     Net earnings...........................................     $  7,591      $  6,158      $  4,017
                                                                 ========      ========      ========
Net earnings per share:
  Basic.....................................................     $   1.61      $   1.29      $    .85
                                                                 ========      ========      ========
  Diluted...................................................     $   1.43      $   1.16      $    .80
                                                                 ========      ========      ========
Weighted average common and common equivalent shares
  outstanding:
  Basic.....................................................        4,719         4,785         4,752
                                                                 ========      ========      ========
  Diluted...................................................        5,323         5,290         5,001
                                                                 ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                            ACCUMULATED
                           COMMON STOCK      ADDITIONAL       STOCK            OTHER
                           ------------       PAID-IN      SUBSCRIPTION    COMPREHENSIVE    RETAINED
                         SHARES    AMOUNT     CAPITAL       RECEIVABLE        INCOME        EARNINGS
                         ------    ------    ----------    ------------    -------------    --------
                                                       (IN THOUSANDS)
Balances at December
  31, 2001...........    4,749      $47       $11,565         $(238)             --         $ 4,969
  Exercise of stock
    options..........        5       --            23            --              --              --
  Payment of stock
    subscription
    receivable.......       --       --            --           238              --              --
  Net earnings.......       --       --            --            --              --           4,017
                         -----      ---       -------         -----            ----         -------
Total comprehensive
  income.............
Balances at December
  31, 2002...........    4,754       47        11,588            --              --           8,986
  Exercise of stock
    options..........      171        2           651            --              --              --
  Tax benefit related
    to exercise of
    stock options....       --       --           554            --              --              --
  Repurchase of
    common stock.....      (99)      (1)       (1,177)           --              --              --
  Net earnings.......       --       --            --            --              --           6,158
                         -----      ---       -------         -----            ----         -------
Total comprehensive
  income.............
Balances at December
  31, 2003...........    4,826       48        11,616            --              --          15,144
  Exercise of stock
    options..........      194        2         1,089            --              --              --
  Tax benefit related
    to exercise of
    stock options....       --       --         1,070            --              --              --
  Repurchase of
    common stock.....     (288)      (3)       (5,727)           --              --              --
  Net earnings.......       --       --            --            --              --           7,591
  Other comprehensive
    income --
    marketable
    securities.......       --       --            --            --             232              --
                         -----      ---       -------         -----            ----         -------
Total comprehensive
  income.............
Balances at December
  31, 2004...........    4,732      $47       $ 8,048         $  --            $232         $22,735
                         =====      ===       =======         =====            ====         =======


                           TOTAL
                       SHAREHOLDERS'    COMPREHENSIVE
                          EQUITY           INCOME
                       -------------    -------------
                               (IN THOUSANDS)
Balances at December
  31, 2001...........     $16,343
  Exercise of stock
    options..........          23
  Payment of stock
    subscription
    receivable.......         238
  Net earnings.......       4,017          $4,017
                          -------          ------
Total comprehensive
  income.............                      $4,017
                                           ======
Balances at December
  31, 2002...........      20,621
  Exercise of stock
    options..........         653
  Tax benefit related
    to exercise of
    stock options....         554
  Repurchase of
    common stock.....      (1,178)
  Net earnings.......       6,158          $6,158
                          -------          ------
Total comprehensive
  income.............                      $6,158
                                           ======
Balances at December
  31, 2003...........      26,808
  Exercise of stock
    options..........       1,091
  Tax benefit related
    to exercise of
    stock options....       1,070
  Repurchase of
    common stock.....      (5,730)
  Net earnings.......       7,591          $7,591
  Other comprehensive
    income --
    marketable
    securities.......         232             232
                          -------          ------
Total comprehensive
  income.............                      $7,823
                                           ======
Balances at December
  31, 2004...........     $31,062
                          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  2004       2003       2002
                                                                  ----       ----       ----
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................    $  7,591    $ 6,158    $ 4,017
  Adjustments to reconcile net earnings to cash flows
     provided by operating activities:
     Depreciation and amortization..........................       1,431      1,322      1,579
     Deferred income taxes..................................       2,305       (832)    (1,049)
     Tax benefit related to exercise of stock options.......       1,070        554         --
     Change in fair value of marketable securities..........         232         --         --
     Loss on disposal of property and equipment.............          --          9        310
     Other..................................................           9          6         13
     Changes in assets and liabilities, net of acquisition:
       Accounts receivable..................................        (842)       (20)      (255)
       Inventory............................................      (4,009)     1,719        483
       Promotional material.................................        (842)       (25)     1,074
       Prepaid expenses and other...........................      (1,090)      (743)      (200)
       Income taxes payable.................................      (1,125)     1,225       (302)
       Accounts payable.....................................         259      2,720      1,029
       Accrued expenses.....................................         964      1,995      1,114
       Customer deposits and other liabilities..............       1,463      2,266      1,414
                                                                --------    -------    -------
          Cash flows provided by operating activities.......       7,416     16,354      9,227
Cash flows from investing activities:
  Purchases of property and equipment.......................        (772)      (941)      (928)
  Business acquisition......................................     (27,432)        --         --
  Restricted cash...........................................      (3,011)        --         --
  Other.....................................................          --         14         --
                                                                --------    -------    -------
          Cash flows used in investing activities...........     (31,215)      (927)      (928)
Cash flows from financing activities:
  Proceeds from note payable to bank........................      12,500         --         --
  Principal payments on note payable to bank................      (7,500)        --         --
  Proceeds from exercise of stock options...................       1,091        652         23
  Repurchase of common stock................................      (5,730)    (1,177)        --
  Proceeds from payment of stock subscription receivable....          --         --        238
                                                                --------    -------    -------
          Cash flows provided by (used in) financing
            activities......................................         361       (525)       261
                                                                --------    -------    -------
Increase (decrease) in cash and cash equivalents............     (23,438)    14,902      8,560
Cash and cash equivalents at beginning of the year..........      32,054     17,152      8,592
                                                                --------    -------    -------
Cash and cash equivalents at end of the year................    $  8,616    $32,054    $17,152
                                                                ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest...............................................    $    360    $    --    $     1
     Income taxes...........................................       3,560      2,567      3,661
  Cash received during the year for:
     Income tax refund......................................    $  1,505    $    --    $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. DESCRIPTION OF BUSINESS

     The Sportsman's Guide, Inc. (the "Company") is a multi-channel direct marketer of value priced outdoor gear, general merchandise and golf equipment/accessories. The Company markets its products through catalogs and e-commerce web sites. The Company currently has two reportable business segments, The Sportsman's Guide ("TSG") and The Golf Warehouse ("TGW"). Each segment is separately managed and utilizes distinct distribution, marketing, merchandising and inventory strategies.

     TSG is a marketer of value priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear. TSG markets and sells merchandise through main, specialty and Buyer's Club catalogs and two e-commerce websites. TSG's catalogs as well as its websites offer high quality products at low prices. TSG's catalogs are advertised as The "Fun-to-Read" Catalog(R) and the primary website is advertised as the "Fun-to-Browse" Website(R). TSG's websites include www.sportsmansguide.com, the online retail store modeled on its print catalogs and www.bargainoutfitters.com, the online liquidation outlet.

     On June 29, 2004, the Company acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C. TGW is an on-line and catalog retailer of golf equipment, apparel and accessories. TGW markets and sells golf related merchandise primarily through its Web site, www.TGW.com and through catalogs. The majority of TGW's sales are generated through the Internet. TGW's first catalog was published in the winter of 2002.

     The significant accounting policies of both business segments, where applicable, are the same as described in the following paragraphs.

2. CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3. REVENUE RECOGNITION

     Sales are recorded at the time of shipment along with a provision for anticipated merchandise returns, net of exchanges, which is recorded based upon historical experience and current expectations. The net provision charged against sales was $10.6 million, $9.2 million and $9.0 million during the years ended December 31, 2004, 2003 and 2002. Reserves for returns, net of exchanges, were $2.3 million and $2.2 million at December 31, 2004 and 2003.

     Amounts billed to customers for shipping and handling are recorded in revenues at the time of shipment. Sales include shipping and handling revenues of $27.1 million, $24.8 million and $23.5 million for the years ended December 31, 2004, 2003 and 2002.

     TSG's customers can purchase one-year memberships in the Buyer's Club for a $29.99 annual fee. TSG also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members place orders and earn discounts. Any remaining deferred membership fees are recognized in income after the expiration of the membership.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

4. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents. The Company also considers credit card settlements in-transit as cash for reporting purposes. Cash equivalents at December 31, 2004 were invested in a money market fund. Cash equivalents at December 31, 2003 were invested in a money market fund and a tax-exempt money market fund.

5. ACCOUNTS RECEIVABLE

     Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing an installment payment plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $124,000 and $146,000 at December 31, 2004 and 2003.

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

9. GOODWILL, INTANGIBLE AND OTHER LONG-LIVED ASSETS

     Intangibles, such as customer lists and non-compete covenants, with a definite life are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue.

     The remaining expected amortization of other intangible assets will be $658,000 for the next five years.

     The Company does not amortize goodwill or trade and domain names and reviews them for impairment on a regular basis, at least annually.

     There was no impairment charge recorded by the Company for the year ended December 31, 2004.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

10. STOCK OPTIONS

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

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2004      2003      2002
                                                                 ----      ----      ----
Net earnings as reported....................................    $7,591    $6,158    $4,017
Deduct: Total stock-based employee compensation expense
  under the fair value method for all awards, net of related
  tax effects...............................................      (934)     (452)     (180)
                                                                ------    ------    ------
Pro-forma net earnings......................................    $6,657    $5,706    $3,837
                                                                ======    ======    ======
Earnings per share:
  Basic -- as reported......................................    $ 1.61    $ 1.29    $  .85
  Basic -- pro-forma........................................      1.45      1.22       .82
  Diluted -- as reported....................................    $ 1.43    $ 1.16    $  .80
  Diluted -- pro-forma......................................      1.29      1.10       .78

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 48% in 2004, 62% in 2003, and 94% in 2002; risk-free interest rates of 2.87% to 3.87% in 2004, 3.18% in 2003, and 2.93% in 2002, estimated forfeiture of 2% to 5% in 2004 and 2% in 2003 and 2002; and expected life of 3 to 5 years for 2004 and 5 years for 2003 and 2002.

11. NET EARNINGS PER SHARE

     The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

     For the years ended December 31, 2004, 2003 and 2002, 604,521, 504,610 and
248,228 common share equivalents were included in the computation of diluted net earnings per share.

     All options to purchase shares of common stock were included in the computation of diluted net earnings per share for the year ended December 31, 2004.

     Options and warrants to purchase 3,738 and 325,032 shares of common stock with a weighted average exercise price of $8.70 and $7.22 were outstanding at December 31, 2003 and 2002, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the period.

12. FISCAL YEAR

     The Company's fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, all periods are described as if the year end is December 31. Fiscal year 2004 consisted of 53 weeks. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Due to their short-term nature, the carrying value of the Company's financial assets and liabilities approximates their fair values.

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

NOTE B -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                            DECEMBER 31,    DECEMBER 31,     ESTIMATED
                                                                2004            2003        USEFUL LIVES
                                                            ------------    ------------    ------------
Machinery, equipment and furniture......................      $ 6,044         $ 5,553         3-7 years
Leasehold improvements..................................        2,557           1,968        Lease term
Computer equipment and accessories......................        3,466           2,985         3-5 years
Computer software.......................................        4,476           4,271         3-5 years
                                                              -------         -------
                                                               16,543          14,777
Less accumulated depreciation and amortization..........       13,850          12,529
                                                              -------         -------
                                                              $ 2,693         $ 2,248
                                                              =======         =======

NOTE C -- CREDIT FACILITY

     On June 29, 2004, the Company entered into an amended Credit Agreement with Wells Fargo Bank, National Association providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring on September 30, 2007. The revolving line of credit is for working capital and letters of credit and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility, if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank's prime rate less 0.15% or, at the Company's option, fixed term LIBOR plus
2.5 percentage points, provided certain financial ratios are met. Under the terms of the credit agreement, repayments of the term loan were to be payable annually each September as follows: $2.5 million payable September 30, 2005, $5.0 million payable September 30, 2006 and $5.0 million payable September 30, 2007. The Company paid $7.5 million on the term loan in December 2004. The revolving credit line is collateralized by substantially all of our assets.

     All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of December 31, 2004 and 2003, we were in compliance with all applicable covenants under the revolving line of credit agreement. The Company had no borrowings against the revolving credit line at December 31, 2004 and 2003. The Company had a remaining balance of $5.0 million against the term loan at December 31, 2004, which is payable September 30, 2007.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -- CREDIT FACILITY (CONTINUED)

Outstanding letters of credit were $1.9 million at the end of 2004 compared to $2.5 million at the end of 2003.

     The following is a summary of the credit facility (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 2004       2003      2002
                                                                 ----       ----      ----
Borrowings at end of year...................................    $ 5,000    $   --    $   --
Interest rate at end of year................................       4.82%     3.50%     4.25%
Maximum month-end borrowing during the year.................    $18,485    $   --    $   --
Average daily borrowing during the year.....................    $ 7,873    $   --    $   --
Weighted average interest rate during the year..............       4.35%      N/A       N/A
Outstanding letters of credit at end of year................    $ 1,876    $2,483    $2,619

NOTE D -- ACQUISITION

     On June 29, 2004, the Company acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C. from Falconhead Capital LLC, a private investment firm, and members of TGW management pursuant to a Membership Interest Purchase Agreement dated as of June 29, 2004. The purchase price for TGW was approximately $30.5 million and was funded from the Company's working capital and borrowings under the Company's credit facility with Wells Fargo Bank, National Association. The purchase price for TGW of $30.5 million consisted of $30 million for 100% of the outstanding membership interests and $0.5 million of transaction costs.

     The acquisition of TGW has been accounted for using the purchase method of accounting. The fair market value of the net assets acquired resulted in the following purchase price allocation (in thousands):

Net assets acquired, including:
Current assets..............................................    $ 6,674
Property and equipment......................................      1,013
Liabilities assumed.........................................     (5,371)
                                                                -------
Net assets acquired.........................................      2,316
Trade and domain name.......................................     10,200
Customer lists and non-compete agreements...................        750
Goodwill....................................................     17,176
                                                                -------
Total purchase price........................................    $30,442
                                                                =======

     The acquisition transaction had the following net effect on the accompanying 2004 consolidated statement of cash flows (in thousands):

Fair value of net working capital acquired..................    $ 1,303
Fair value of property and equipment acquired...............      1,013
Purchase price assigned to:
Goodwill....................................................     17,176
Identifiable intangibles....................................     10,950
Escrow liability............................................     (3,010)
                                                                -------
Cash purchase price.........................................    $27,432
                                                                =======

     Pursuant to the Membership Interest Purchase Agreement dated June 29, 2004, $4.0 million of the estimated purchase price was deposited into an escrow account. In accordance with and subject to the

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- ACQUISITION (CONTINUED)

escrow agreement, the escrow agent shall distribute amounts (net of claims) from the escrow account to the Sellers as follows (in thousands):

90 days after closing date..................................              $ 500
180 days after closing date.................................                500
360 days after closing date.................................              1,500
540 days after closing date.................................    Remaining Funds

     As of December 31, 2004, there was restricted cash in escrow of approximately $3.0 million and an offsetting $3.0 million included in current liabilities.

     The following unaudited pro forma summary represents the consolidated results of operations as if the TGW acquisition had occurred at the beginning of 2003. This presentation does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

     For the years ended December 31:

                                                                  2004        2003
                                                                --------    --------
Net sales...................................................    $259,542    $237,129
Net income..................................................       8,079       6,646
Basic net earnings per share................................        1.71        1.39
Diluted net earnings per share..............................        1.52        1.26

NOTE E -- INCOME TAXES

     The provision for income tax expense consists of the following (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 2004      2003      2002
                                                                 ----      ----      ----
Current
  Federal...................................................    $1,934    $4,253    $ 3,337
  State.....................................................        66        42         22
                                                                ------    ------    -------
                                                                 2,000     4,295      3,359
Deferred
  Federal...................................................     2,305      (832)    (1,049)
                                                                ------    ------    -------
                                                                $4,305    $3,463    $ 2,310
                                                                ======    ======    =======

     Differences between income tax expense and amounts derived by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                2004    2003    2002
                                                                ----    ----    ----
U.S. federal statutory rate.................................    34.0%   34.0%   34.0%
State taxes.................................................     0.6     0.4     0.3
Other.......................................................     1.6     1.6     2.2
                                                                ----    ----    ----
                                                                36.2%   36.0%   36.5%
                                                                ====    ====    ====

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- INCOME TAXES (CONTINUED)

     The components of deferred taxes consist of the following (in thousands):

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2004            2003
                                                                ------------    ------------
Current deferred tax assets (liabilities):
  Inventory.................................................       $  682          $  736
  Vacation accrual..........................................          214             174
  Returns reserve...........................................          854             852
  Promotional material......................................         (732)           (238)
  Prepaid expenses..........................................         (345)           (333)
  Deferred revenue..........................................           --           1,547
  Other.....................................................          449             438
                                                                   ------          ------
     Current deferred tax asset.............................        1,122           3,176
Long-term deferred tax assets (liabilities):
  Internally developed software.............................         (923)           (923)
  Amortization of intangible assets.........................         (347)             --
  Depreciation..............................................          965             869
                                                                   ------          ------
     Long-term deferred tax liability.......................         (305)            (54)
                                                                   ------          ------
     Net deferred tax asset.................................       $  817          $3,122
                                                                   ======          ======

NOTE F -- COMMITMENTS AND CONTINGENCIES

LEASE AND OTHER COMMITMENTS

     The Company has several long-term operating leases and other commitments related to facilities, office equipment and long-distance telephone services with varying terms.

     At December 31, 2004, future minimum commitments under the above agreements are as follows for the years ended December 31, (in thousands):

2005........................................................    $ 3,681
2006........................................................      3,584
2007........................................................      2,636
2008........................................................      1,810
2009........................................................        453
Thereafter..................................................         --
                                                                -------
                                                                $12,164
                                                                =======

     Rent expense was $2.4 million, $2.3 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002.

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

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company has employment agreements with three TGW management employees. The agreements contain various terms and conditions including a provision for the employees to receive up to two years of base salary if their employment is terminated by the Company without cause. The agreements continue until terminated by the employee or the Company.

     In June 2002, the Company entered into an agreement with Gary Olen pursuant to which Mr. Olen provides services to the Company and has granted the Company the exclusive right to use his name and likeness. The agreement continues until June 30, 2007 and is automatically renewed for additional one-year terms unless either party gives one year's notice of non-renewal. Under the agreement, the Company pays Mr. Olen an annual salary, which is subject to an annual cost of living adjustment, plus benefits. The Company paid Mr. Olen $53,934 in 2004, $50,000 in 2003 and $25,000 in 2002.

PROFIT SHARING PLAN

     The Company has a 401(k) plan covering substantially all employees. The Plan allows the Company to make discretionary matching contributions to the plan. The Company made contributions of $138,000, $110,000 and $110,000 for the years ended December 31, 2004, 2003 and 2002.

     The Company has a nonqualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. The Company has an unsecured obligation to pay in the future the value of the deferred compensation along with a crediting rate that is adjusted to reflect the performance, whether positive or negative, of selected investment indices as requested by each participant and available under the plan, during the deferral period.

LEGAL PROCEEDINGS

     The Company has been notified by NCR Corporation ("NCR") that NCR believes some of the Company's e-commerce website functions are covered by certain "business method" patents owned by NCR. NCR has stated it is willing to grant a patent license to the Company on commercially reasonable terms. The Company is investigating the claims. At the present time, the Company cannot predict the outcome of this matter or the potential range of loss or expense involved.

     In March 2003, the Company was notified by the Bureau of Industry, United States Department of Commerce (BIS) that BIS had reason to believe the Company violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserted the Company committed 61 separate violations for shipments from October 1999 to March 2002. The Company settled this matter for $183,500 in December 2004.

     The Company is not a party to any pending legal proceedings other than litigation which is incidental to its business and which the Company believes will not have a material effect on its consolidated financial statements.

OTHER

     Several states, where the Company does not currently collect and remit sales and use taxes, have attempted to enact legislation that seeks to require out-of-state mail order companies to collect and remit such taxes. No assessments have been made against the Company and, to its knowledge, none has been threatened or is contemplated. The United States Supreme Court has held that such taxes place an

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

unconstitutional burden on interstate commerce, which may only be resolved by actions of the United States Congress.

NOTE G -- RELATED PARTY TRANSACTIONS

     Previously, the Company loaned $238,000 to an officer of the Company to be repaid with interest at 5.69% per annum. In April 2002, the outstanding loan balance and accrued interest was paid in full.

NOTE H -- SHAREHOLDERS' EQUITY

     The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares.

STOCK REPURCHASE PROGRAM

     On May 13, 2004, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 29,245 shares of common stock at a total cost of $0.6 million were repurchased during the year ended December 31, 2004. The following table summarizes our repurchases of shares of our common stock under this plan during the year ended December 31, 2004:

                                                                          TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                        SHARES REPURCHASED    OF SHARES THAT MAY
                                        TOTAL NUMBER                    AS PART OF PUBLICLY    YET BE PURCHASED
                                         OF SHARES     AVERAGE PRICE      ANNOUNCED PLANS      UNDER THE PLANS
PERIOD                                   PURCHASED     PAID PER SHARE       OR PROGRAMS          OR PROGRAMS
------                                  ------------   --------------   -------------------   ------------------
May 13 -- December 31, 2004..........      29,245          $19.92             29,245               441,511

     On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 259,644 and 98,950 shares of common stock at a total cost of $5.1 million and $1.2 million were repurchased during the years ended December 31, 2004 and 2003. The following table summarizes our repurchases of shares of our common stock under this plan during the years ended December 31, 2003 and 2004:

                                                                          TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                        SHARES REPURCHASED    OF SHARES THAT MAY
                                        TOTAL NUMBER                    AS PART OF PUBLICLY    YET BE PURCHASED
                                         OF SHARES     AVERAGE PRICE      ANNOUNCED PLANS      UNDER THE PLANS
PERIOD                                   PURCHASED     PAID PER SHARE       OR PROGRAMS          OR PROGRAMS
------                                  ------------   --------------   -------------------   ------------------
May 5 -- December 31, 2003...........      98,950          $11.91              98,950              377,164
January 1 -- May 5, 2004.............     259,644           19.83             259,644                   --
                                          -------          ------             -------
Total................................     358,594          $17.64             358,594                   --
                                          =======          ======             =======

STOCK OPTIONS

     The Company has a stock option plan (the "1991 Plan") which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 35,000 shares of common stock were reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. At December 31, 2004, 6,000 options were outstanding, all of which were exercisable.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)

     The Company has a non-qualified stock option plan (the "1994 Plan") which provides for the issuance of options to purchase up to 100,000 shares of the Company's common stock to certain employees, contingent upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a ten year period from the date of grant. All outstanding options were exercised during the year ended December 31, 2004.

     The Company has an incentive stock option plan (the "1996 Plan") which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock were reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. At December 31, 2004, a total of 323,902 options were outstanding, of which 278,794 options were exercisable.

     The Company has an incentive stock option plan (the "1999 Plan") which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 600,000 shares of common stock were reserved for issuance under the 1999 Plan. Options issued under the 1999 Plan are exercisable over a ten year period from the date of grant. At December 31, 2004, a total of 521,977 options were outstanding, of which 364,418 options were exercisable.

     The Company has a stock incentive plan (the "2004 Plan") under which the Company may grant to select key employees awards in the form of stock options, restricted stock, stock equivalent units and cash performance units. A total of 600,000 shares of common stock were reserved for issuance under the 2004 Plan. Options issued under the 2004 Plan are exercisable over a ten year period from the date of grant. At December 31, 2004, a total of 491,000 options were outstanding, none of which were exercisable.

     The following applies to options that are outstanding at December 31, 2004:

                                                                             WEIGHTED                   WEIGHTED
                                                         WEIGHTED AVERAGE    AVERAGE                    AVERAGE
                                            NUMBER          REMAINING        EXERCISE      NUMBER       EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING    CONTRACTUAL LIFE     PRICE      EXERCISABLE     PRICE
------------------------                  -----------    ----------------    --------    -----------    --------
$ 2.50 -- $ 2.95......................       223,835          6 years         $ 2.87       223,835       $ 2.87
$ 4.00 -- $ 5.88......................        69,860          3 years           4.86        69,860         4.86
$ 6.50 -- $ 6.75......................       374,184          6 years           6.66       294,184         6.63
$16.15 -- $22.36......................       675,000         10 years          19.59        61,333        16.15
                                           ---------                                       -------
                                           1,342,879                                       649,212
                                           =========                                       =======

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- SHAREHOLDERS' EQUITY (CONTINUED)

     A summary of the stock option transactions during the years ended December 31, 2004, 2003 and 2002 is as follows:

                                              2004                     2003                     2002
                                      ---------------------    ---------------------    ---------------------
                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                                   AVERAGE                  AVERAGE                  AVERAGE
                                                   EXERCISE                 EXERCISE                 EXERCISE
                                       SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                      ---------    --------    ---------    --------    ---------    --------
Outstanding at beginning of
  year............................    1,046,278     $ 7.20     1,050,406     $ 5.05       807,156     $4.52
  Granted.........................      491,000      20.87       184,000      16.15       250,000      6.75
  Exercised.......................     (194,399)      5.62      (171,461)      3.81        (5,000)     4.53
  Canceled........................           --         --       (16,667)      5.23        (1,750)     6.30
  Expired.........................           --         --            --         --            --        --
                                      ---------     ------     ---------     ------     ---------     -----
Outstanding at end of year........    1,342,879     $12.43     1,046,278     $ 7.20     1,050,406     $5.05
                                      =========     ======     =========     ======     =========     =====
Options exercisable at end of
  year............................      649,212     $ 6.04       622,278     $ 5.22       627,489     $4.96
                                      =========     ======     =========     ======     =========     =====
Weighted average fair value of
  options granted during the
  year............................                  $ 9.05                   $12.28                   $6.00

WARRANTS

     In connection with a public offering of common stock in 1998, warrants to purchase 100,000 shares of common stock at $8.45 per share were issued. The warrants expired in February 2003.

NOTE I -- SEGMENT INFORMATION

     The Company operates in two business segments. The Sportsman's Guide ("TSG") markets and sells value priced outdoor gear and general merchandise, with a special emphasis on clothing, equipment and footwear through main, specialty and Buyer's Club Advantage(TM) catalogs and two e-commerce Web sites. The Golf Warehouse, Inc. ("TGW") markets and sells golf equipment, apparel and accessories through one e-commerce Web site and catalogs. On June 29, 2004, The Sportsman's Guide, Inc. acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Business Segment Comparisons (in thousands):

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2004        2003
                                                                  ----        ----
SALES
  The Sportsman's Guide.....................................    $207,221    $194,703
  The Golf Warehouse........................................      25,241          --
                                                                --------    --------
     Total..................................................    $232,462    $194,703
                                                                ========    ========
EARNINGS FROM OPERATIONS
  The Sportsman's Guide.....................................    $ 10,692    $  9,597
  The Golf Warehouse........................................       1,567          --
                                                                --------    --------
     Total..................................................    $ 12,259    $  9,597
                                                                ========    ========
DEPRECIATION AND AMORTIZATION
  The Sportsman's Guide.....................................    $  1,214    $  1,322
  The Golf Warehouse........................................         217          --
                                                                --------    --------
     Total..................................................    $  1,431    $  1,322
                                                                ========    ========
CAPITAL EXPENDITURES
  The Sportsman's Guide.....................................    $    546    $    941
  The Golf Warehouse........................................         226          --
                                                                --------    --------
     Total..................................................    $    772    $    941
                                                                ========    ========
ASSETS
  The Sportsman's Guide.....................................    $ 42,503    $ 63,822
  The Golf Warehouse........................................      40,776          --
                                                                --------    --------
     Total..................................................    $ 83,279    $ 63,822
                                                                ========    ========

NOTE J -- SUBSEQUENT EVENTS

     On March 1, 2005, the Company announced that its Board of Directors declared a 3-for-2 split of the Company's common stock, in the form of a 50% stock dividend, payable on April 15, 2005 to shareholders of record on March 25, 2005. Cash will be paid in lieu of issuing fractional shares based on the closing price of the Company's common stock on the record date.

NOTE K -- ADVERTISING EXPENSE

     Selling, general and administrative expenses include advertising expenses of $32.9 million, $29.4 million and $29.2 million for the years ended December 31, 2004, 2003 and 2002.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L -- INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following table provides certain unaudited financial information for each of the quarters shown:

                                              FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                              -------------    --------------    -------------    --------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
2004
Sales.....................................       $44,594          $38,861           $56,554          $92,453
Gross profit..............................        14,128           12,137            16,415           31,701
Earnings from operations..................         1,782            1,208             1,851            7,418
Net earnings..............................         1,167              797             1,069            4,558
Net earnings per share:
  Basic...................................           .25              .17               .23              .97
  Diluted.................................           .22              .15               .20              .85
2003
Sales.....................................       $43,749          $38,041           $41,213          $71,700
Gross profit..............................        14,197           11,944            12,541           25,382
Earnings from operations..................         1,467            1,042             1,117            5,971
Net earnings..............................           957              646               710            3,845
Net earnings per share:
  Basic...................................           .20              .14               .15              .80
  Diluted.................................           .19              .12               .13              .71

Note: The acquisition of The Golf Warehouse, L.L.C. was effective June 29, 2004.
      The third quarter of 2004 was the first quarter for inclusion of TGW's sales, operations and earnings.

                  THE SPORTSMAN'S GUIDE, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                 COLUMN B                 COLUMN C                  COLUMN D         COLUMN E
--------------------------------    ----------    --------------------------------    -------------    -------------
                                                             ADDITIONS
                                                  --------------------------------
                                    BALANCE AT    CHARGED TO:       CHARGED TO:
                                    BEGINNING      COSTS AND     OTHER ACCOUNTS --    DEDUCTIONS --     BALANCE AT
          DESCRIPTION               OF PERIOD      EXPENSES          DESCRIBE           DESCRIBE       END OF PERIOD
--------------------------------    ----------    -----------    -----------------    -------------    -------------
                                                               (IN THOUSANDS OF DOLLARS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  December 31, 2004.............      $  146        $   101            $ --              $   123(B)       $  124
  December 31, 2003.............      $  195        $    56            $ --              $   105(B)       $  146
  December 31, 2002.............      $  211        $   105            $ --              $   121(B)       $  195
INVENTORY RESERVES
  December 31, 2004.............      $1,351        $  (356)           $160(A)           $   193(C)       $  962
  December 31, 2003.............      $1,492        $    70            $ --              $   211(C)       $1,351
  December 31, 2002.............      $1,138        $   475            $ --              $   121(C)       $1,492
RETURNS RESERVE
  December 31, 2004.............      $2,240        $10,570            $ 74(A)           $10,566(D)       $2,318
  December 31, 2003.............      $1,738        $ 9,176            $ --              $ 8,674(D)       $2,240
  December 31, 2002.............      $1,402        $ 9,040            $ --              $ 8,704(D)       $1,738

-------------------------
(A) Represents the addition of The Golf Warehouse's inventory reserve and returns reserve as a result of the acquisition on June 29, 2004.

(B)   Represents write off of bad debts.

(C)   Represents loss on inventory liquidations.

(D)   Represents actual net returns from customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -- The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its subsidiaries, is made known to the officers who verify the Company's financial reports and to other members of senior management and the Board of Directors.

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

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING -- The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in

Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control -- Integrated Framework, the Company's management concluded the internal control over financial reporting was effective as of December 31, 2004. The Company's management assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is set forth under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference, except for certain information concerning our executive officers which is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth under "Executive Compensation" in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is set forth under "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth under "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is set forth under "Ratification of Engagement of Independent Registered Public Accountants" in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (A) 1. FINANCIAL STATEMENTS

           The following financial statements of the Company are included herein at Item 8.

           Reports of Independent Registered Public Accounting Firm

           Consolidated Balance Sheets as of December 31, 2004 and 2003

           Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002

           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

           Consolidated Statements of Cash Flows for the years ended December
             31, 2004, 2003 and 2002

           Notes to Consolidated Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES

           The following financial statement schedule of the Company is included herein at Item 8.

           Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002

         3. EXHIBITS

           See Exhibit Index at page 49 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SPORTSMAN'S GUIDE, INC.

                                          By     /s/ GREGORY R. BINKLEY

                                            ------------------------------------
                                                     Gregory R. Binkley
                                               President and Chief Executive
Date: March 17, 2005                                       Officer

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

              /s/ CHARLES B. LINGEN                  Executive Vice President of      March 17, 2005
--------------------------------------------------     Finance and Administration,
                Charles B. Lingen                      Chief Financial Officer,
                                                       Secretary/Treasurer and
                                                       Director (principal
                                                       financial and accounting
                                                       officer)

               /s/ WILLIAM T. SENA*                  Chairman of the Board and
--------------------------------------------------     Director
                 William T. Sena

              /s/ LEONARD M. PALETZ*                 Director
--------------------------------------------------
                Leonard M. Paletz

                /s/ JAY A. LEITCH*                   Director
--------------------------------------------------
                  Jay A. Leitch

               /s/ DAROLD D. RATH*                   Director
--------------------------------------------------
                  Darold D. Rath

                  /s/ GARY OLEN*                     Director
--------------------------------------------------
                    Gary Olen

 *By              /s/ GREGORY R. BINKLEY
        ------------------------------------------
                   Gregory R. Binkley,
                     Attorney-In-Fact

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
   2.1     Membership Interest Purchase Agreement dated as of June 29,
           2004 by and among TGW Acquisition Corporation, The Golf
           Warehouse, L.L.C., Sports Capital Partners, L.P., Sports
           Capital Warehouse, L.P., Sports Capital Partners (CEV),
           L.L.C., Marney Enterprises, Inc., Mark S. Marney, R. Michael
           Marney, and Richard D. Marney (incorporated by reference to
           Exhibit 2.1 to Form 8-K dated July 13, 2004)
   3.1     Restated Articles of Incorporation as restated through March
           5, 1997 (incorporated by reference to Exhibit 3.1 to Form
           10-K for the year ended December 27, 1996, File No. 0-15767)
   3.2     Bylaws (incorporated by reference to Exhibit 3.2 to Form
           S-18 Registration Statement No. 33-4496C filed April 1,
           1986)
   4.1     Specimen of the Company's Common Stock certificate
           (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May
           8, 1986)
   4.2     Rights Agreement dated as of May 11, 1999 between the
           Company and Norwest Bank Minnesota, N.A., as Rights Agent
           (incorporated by reference to Exhibit 4.1 to Form 8-K dated
           May 11, 1999)
  10.1*    The Company's 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year
           ended December 27, 1991)
  10.2     Industrial Real Estate Lease between the Company and CB
           Commercial Real Estate Group, Inc. dated April 22, 1993
           (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)
  10.3     Amendment to Industrial Real Estate Lease between the
           Company and American Real Estate Holdings, L.P. dated
           February 23, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998)
  10.4     Industrial Real Estate Lease between the Company and AMB
           Property, L.P. as amended May 24, 1999 (incorporated by
           reference to Exhibit 10.1 to Form 10-Q for the quarter ended
           July 4, 1999)
  10.5     Lease Agreement dated November 19, 1999 between Stephen L.
           Clark, as trustee of the Steve Clark Trust, created pursuant to a Trust Agreement dated October 4, 1996 ('Clark") and The
           Golf Warehouse, L.L.C. ('TGW") as amended by First Amendment
           Agreement dated March 1, 2003 between U.S. Business Centers,
           L.L.C. as successor to Clark and TGW and Second Amendment
           Agreement dated July 9, 2004 between U.S. Business Centers,
           L.L.C. and TGW
  10.6     Sublease dated July 5, 2004 between Facilitech, Inc. dba
           Business Interiors and The Golf Warehouse, L.L.C.
  10.7     Credit Agreement by and between the Company and Wells Fargo
           Bank, National Association dated June 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter
           ended June 30, 2004)
  10.8*    Form of Stock Option Agreement pursuant to the Company's
           1994 Non-Qualified Performance Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended
           December 27, 1996)
  10.9*    The Company's 1996 Stock Option Plan (incorporated by
           reference to Exhibit 10.17 to Form 10-K for the year ended
           December 27, 1996)
 10.10*    Form of Employment Agreement with members of senior
           management (incorporated by reference to Exhibit 10.10 to
           Amendment No. 1 to Form S-2 Registration Statement No.
           333-31111 filed January 2, 1998)

EXHIBIT                            DESCRIPTION                             PAGE
-------                            -----------                             ----
 10.11*    Agreement between the Company and Gary Olen dated June 28,
           2002 for the use of name, likeness and services
           (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002)
 10.12*    The Company's 1999 Stock Option Plan (incorporated by
           reference to Exhibit 10.16 to Form 10-K for the year ended
           December 31, 1999)
 10.13*    The Sportsman's Guide, Inc. Deferred Compensation Plan
           effective September 1, 2002 (incorporated by reference to
           Exhibit 10.2 to Form 10-Q for the quarter ended September
           30, 2002)
 10.14*    The Company's 2004 Stock Incentive Plan (incorporated by
           reference to Exhibit 10.2 to Form 10-Q for the quarter ended
           June 30, 2004)
 10.15*    Form of Stock Option Agreement under 2004 Stock Incentive
           Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)
 10.16*    Annual Bonus Program (incorporated by reference to Exhibit
           10.2 to Form 10-Q for the quarter ended September 30, 2004)
 10.17*    Fees for Nonemployee Directors (incorporated by reference to
           Exhibit 10.1 to Form 8-K dated March 2, 2005)
 10.18*    Form of Employment Agreement between The Golf Warehouse,
           Inc. and members of TGW management (incorporated by
           reference to Exhibit 7.1(h) to Exhibit 2.1 to Form 8-K dated
           July 13, 2004)
  14.1     Code of Business Conduct and Ethics (incorporated by
           reference to Exhibit 14.1 to Form 10-K For the year ended
           December 31, 2003)
  21.1     Subsidiaries of the Company
  23.1     Consent of Grant Thornton LLP
  24.1     Powers of Attorney of each person whose name is signed to
           this report pursuant to a power of attorney
    31     Rule 13a-14(a)/15d-14(a) Certifications
    32     Section 1350 Certifications
    99     Risk Factors

     Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.