Form 10-K/A
period 2004-12-31
SPORTSMANS GUIDE INC
filed 2005-05-12
CIK 791450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     to
Commission file number 0-15767

THE SPORTSMAN’S GUIDE, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1293081 (I.R.S. Employer Identification No.)
411 Farwell Avenue, South St. Paul, Minnesota 55075
(Address of principal executive offices)
(651) 451-3030
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No ☐
     As of June 30, 2004, the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $109,086,892 based on the last reported sale price of the Common Stock on such date on the NASDAQ National Market.
     As of March 16, 2005, there were 4,746,070 shares of the registrant’s Common Stock outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders on May 6, 2005 are incorporated by reference into Part III of this Form 10-K.
Available Information
     The Sportsman’s Guide, Inc. makes available on its investor relations website www.sportsmansguideir.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

PART I
Item 1. Business
      We are a multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/ accessories. We market our high-quality products through catalogs and ecommerce websites. We currently have two reportable business segments, The Sportsman’s Guide, or TSG, our original business, and The Golf Warehouse, or TGW, acquired in 2004. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear, through catalogs and two ecommerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf equipment, apparel and accessories through one ecommerce website, www.TGW.com, catalogs and one retail store.
      Our business was founded in 1970 and incorporated as TSG in 1977. Originally limited to a small selection of merchandise targeted to the deer hunter, our product offerings have gradually evolved to a broader range of merchandise intended to appeal to those interested in pursuing the outdoor lifestyle in general and the value-oriented outdoorsman in particular. On June 29, 2004, we acquired The Golf Warehouse, L.L.C., an online and catalog retailer of golf equipment, apparel and accessories with offices and warehouse facilities in Wichita, Kansas. TGW was founded in 1997.
Industry Overview
      Outdoor Sports and Sporting Goods. According to the Sporting Goods Manufacturers Association, “SGMA,” the sporting goods industry is estimated to be more than a $52.0 billion market in 2004 up approximately 4.0% from 2003.
      The sporting goods industry’s estimated growth of 4% in 2004 was just under the 4.2% growth of the total U.S. gross domestic product (GDP). The sporting goods industry’s growth in 2004 was the highest since 1997. The three major markets of sporting goods are sporting goods equipment ($18.0 billion), sports apparel ($24.1 billion) and athletic footwear ($10.0 billion). Sports apparel, athletic footwear and fitness products overall again showed improved growth from 2003 to the estimated numbers for 2004.
      Golf equipment. According to SGMA, sales of golf equipment totaled $2.5 billion in 2004. The National Golf Foundation has reported that total rounds played also enjoyed a slight increase of 0.7% in 2004 after two years of trending downward. We believe a somewhat improved economy and less stormy weather as compared with 2003 helped both trends.
      Catalog Sales. Studies conducted by the Direct Marketing Association (DMA) report that catalog industry sales grew 6.7% in 2004, to approximately $143.0 billion over $134.0 billion reported in 2003.
      Online Shopping. According to Jupiter Research, online sales in 2004 were reported at over $66.0 billion and are forecast to grow to more than $79.0 billion in 2005. As Jupiter had previously forecast, a significant portion of the growth in online retail over the past year was due in part to new online buyers, not just veteran online buyers. Jupiter reported that online retail spending during the 2004 holiday period (November and December) reached $22.1 billion, an increase of approximately 22.0% over the 2003 holiday period. The increase was largely due to new online buyers. According to Jupiter Research, 17.7 million consumers made an online holiday purchase for the first time in 2004. Jupiter had also previously reported that by 2009, it expects approximately 69.0% of all Internet users to make purchases online.
Growth Strategy
      Our objective is to become a leading multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/ accessories. Key elements of our growth strategy include:

•	Capitalize on Complementary Business Opportunities. We actively seek and evaluate opportunities to develop or acquire businesses within attractive outdoor product categories or with a similar customer base. We believe that our experience in the catalog business can create strong synergies with pure-play ecommerce companies that do not fully utilize the catalog channel. Additionally, we intend to leverage our operating expertise, vendor relationships and balance sheet to create value through acquisition opportunities. In June of 2004, we acquired TGW, through which we have been able to apply our catalog expertise and scales of economy to their existing channel. By acquiring TGW, we have also received greater exposure to the online marketplace.

•	Expand Product Offerings and Merchandise Categories. We have selectively expanded our merchandise categories and anticipate further expansion in the future. We continue to focus on consumers who regularly shop online and through catalogs for outdoor gear and golf merchandise. Our recent category expansions include all-terrain vehicles and truck accessories and footwear at TSG and casual apparel at TGW. In addition, we emphasize offering high quality, value-priced merchandise with a convenient and easy shopping experience.

•	Increase Our Percentage of Online Business. We are working to expand our online sales, as conducting business through our websites instead of through the catalog and phone order systems provides a benefit to our customers of greater merchandise selection, while simultaneously lowering our operating costs. Over the past three years our business mix has shifted from approximately 21.8% of our orders online in 2001 to approximately 44.9% of our orders in 2004. We seek to grow our online business by focusing on the most efficient methods to acquire new customers and to increase conversions of existing catalog customers and online visitors. We plan to continue to use targeted email marketing, affiliate marketing programs and sponsored listings through partner websites to drive traffic to our websites.

•	Broaden Our Factory Direct Vendor Relationships. As our percentage of business conducted online has increased, we have increased our use of factory direct relationships. Through these relationships, we are able to expand our product offerings significantly without increasing our capital investment requirements or exposure to inventory risk.

•	Increase TSG Buyer’s Club Memberships. One of our most successful marketing programs for TSG has been the Buyer’s Club, where members pay an annual fee to receive discounts on all regular priced merchandise, special edition catalogs and other member’s only promotions. The purchase activity, on average, of our Buyer’s Club customer is two to three times greater than that of a non-club member. Consequently, we are continually developing new marketing promotions to increase the number of new club members and retain our current membership base. At the end of 2004, we had approximately 382,000 members in our Buyer’s Club, an 8.8% increase compared to the end of 2003.

Our Catalogs

The Sportsman’s Guide
      We publish main, Buyer’s Club and specialty catalog editions. Total catalogs mailed to existing and prospective customers was approximately 49.0 million in 2004.
      Format. Our Sportsman’s Guide catalogs are designed to be fun and entertaining. Every merchandise offering uses a highly promotional format emphasizing our “Lowest Prices, Best Quality” philosophy. Unique to us is our product description, or copy. The catalogs make creative and expansive use of art and copy to extensively describe products with humorous text, call-outs, photos and photo captions. Copy is written in the first person from Gary Olen to the reader. The catalogs are perceived by customers as having entertainment value and are advertised as The “Fun-to-Read” Catalog®.
      Types and Purposes. Main catalog editions are mailed eleven months of the year and offer selections of our best selling products in a variety of product categories. We also use our main catalog as our primary prospecting catalog to test new names and new products. Response data from main catalog mailings are used to create specialty catalogs.

      Specialty catalog editions contain wide selections of products from select product categories. We identify the product categories for our specialty catalogs based on demand generated for certain categories in our main catalogs. During 2004, we published 12 specialty catalogs targeting buyers of government surplus, camping and outdoor-living equipment, shooting supplies, hunting equipment and holiday gifts. The specialty titles allow us to utilize a customized marketing plan for individual consumer groups thereby maximizing response rates and minimizing advertising costs as a percentage of net sales.
      The Buyer’s Club Advantagetm catalog editions offer a wide variety of product selections with sneak previews and exclusive deals for club members only. During 2004, we published 12 Buyer’s Club Advantagetm editions, ranging from 48 to 64 pages per edition. We believe the club catalogs, as well as the growth in our club memberships, have been an important component of our net sales and profitability growth.
      Creative. All catalogs are created and designed in-house by our creative services department which produces the advertising copy and layouts for each catalog. Substantially all of the photographs used in the catalogs are taken at our in-house photo studio. Artwork and copy for the catalogs are transmitted in digital format from our desktop publishing systems to a pre-press vendor and then to the printer, which prints and mails the catalogs. These capabilities allow us to preserve the catalog’s distinctive character and allow us greater control of the catalog production schedule, which reduces the lead time necessary to produce catalogs. We are able to prepare and mail a catalog in approximately 75 days. This allows us to offer new merchandise quickly to our customers, thereby maximizing pricing opportunities while minimizing inventory carrying costs. Because we use a value-oriented sales approach, we are able to use a lower weight and grade of paper than our competitors to reduce our catalog production and postage costs.

The Golf Warehouse
      TGW mailed its first catalog in November 2002 to diversify its online business and build its brand and customer base. In 2004, TGW published four catalog editions consisting of Spring, Father’s Day, Summer and Holiday editions. Total catalogs mailed to existing and prospective customers was approximately 1.5 million since the date of acquisition. The catalogs range from 68 to 100 pages per edition.
      The TGW catalogs contain a wide selection of name-brand golf clubs, balls, accessories, shoes and apparel. The catalogs arrange merchandise by product category and include color pictures of products with detailed product descriptions. Creative portions of the catalogs, including photography, page layout and product selection, are produced in-house. Catalog mailings are timed to target peak selling seasons. Access to historical customer information, demographics and purchasing history, within TGW’s data warehouse, which was built by TSG, has assisted TGW in more cost-effectively targeting potential customers for its catalog mailings.
Our Websites

The Sportsman’s Guide
      TSG’s websites offer online shopping as well as online content-rich resources and information for the outdoor enthusiast. In 2004, TSG’s online orders represented 41.5% of TSG’s total orders, compared to 35.9% in 2003. Orders generated through the Internet are defined as those that are derived from our websites, catalog orders processed online and online offers placed by telephone. Internet related orders continue to grow, period over period, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
      sportsmansguide.com. The sportsmansguide.com site is our online retail store. The site established its initial Internet presence in 1996 and the launch was completed in April 1998.
      Our sportsmansguide.com site is modeled on our print catalogs. The site translates the distinctive look and editorial voice of our print catalog onto the Internet, adding interactive functionality to make shopping an entertaining experience. The site is designed to be fun-to-browse and easy to use, enabling the ordering process to be completed with a minimum of customer effort. The site is advertised as The “Fun-to-Browse” Website®. The site allows customers to order merchandise from print media, view current catalogs and request mailed catalog copies. Email addresses are collected through an opt-in program. Email broadcast messages, which include a variety of specialized product offerings, are delivered three times per week on average and, as of December 31, 2004, we had approximately 873,000 email addresses.
      The sportsmansguide.com site offers full-line selections of camping, footwear, clothing, hunting, archery, marine, all-terrain vehicles, truck and SUV accessories, snowmobiles, hiking and fishing products at discount prices. The community content within the sportsmansguide.com site provides a broad and deep selection of resources and information updated regularly covering all aspects of the outdoor experience. Web pages include articles on hiking, hunting, fishing and camping experiences, U.S. Department of Natural Resources information, local and national weather forecasts, tips and hints on planning an upcoming outdoor event, photo galleries and maps.
      bargainoutfitters.com. The bargainoutfitters.com site is our online liquidation outlet site launched in November 1999. The site offers clothing and footwear products as well as home and domestics, tools, government surplus, automotive and electronic products that are deeply discounted, discontinued or overstocked. Email addresses are collected through an optional sign-up program. Email broadcast messages, which include a variety of specialized product offerings, are delivered three times per week on average and, as of December 31, 2004, we had approximately 55,000 participants’ email addresses.

The Golf Warehouse
      TGW.com. The TGW.com website was launched in 1998. The website was featured in Forbes Magazine’s Best of the Web for 2002 and 2003. Forbes called the website “the most comprehensive golf equipment site on the web.” The majority of TGW’s total orders for 2004 were generated through the Internet.
      The TGW.com website features all of TGW’s product offerings in a functional and customer friendly environment. The website homepage prominently displays featured products and special offers in a promotional format along with in-line product categories. The website is designed to minimize the number of “clicks” necessary to find a specific product. A redesigned search function enables product search by keyword(s), item number, manufacturer or quick link to product categories. An online version of the TGW print catalog is provided on the website.

Merchandising

The Sportsman’s Guide
      Products. TSG offers a large selection of high value products at low prices. These products include hunting and shooting accessories, footwear, clothing and accessories, domestics and furniture, optics, government surplus, tools and truck/ SUV accessories, camping and outdoor recreation equipment, lawn and garden, gifts, electronics and a diverse range of additional offerings. Within the sportsmansguide.com website, we are able to carry deeper and more diverse product lines and merchandise categories than we have traditionally offered through the catalog. Over time, our product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. The table below indicates the percentage of TSG’s sales by product category for 2004:

Product Category	% of Sales

Hunting and Shooting Accessories	16.5%
Footwear	15.8
Clothing and Accessories	12.7
Domestics and Furniture	9.2
Optics	8.3
Government Surplus	7.1
Tools and Truck/SUV Accessories	6.8
Camping and Outdoor Recreation	5.1
Lawn and Garden	3.3
Gifts	3.1
Electronics	2.5
Other	9.6
      Merchandise Mix. TSG historically offered a changing mix of in-line products. In-line products are those products regularly available from manufacturers. As a complement to our value pricing approach, we aggressively pursue manufacturers’ close-outs of name brand shoes, boots, clothing, watches and other merchandise, which we offer to our customers at savings of 25% to 60% from original retail prices. We also offer government surplus from around the world, providing customers a low-cost alternative for items such as wool coats and pants, shirts, gloves, underwear, blankets, boots, sleeping bags, jackets, backpacks, skis and snowshoes. We have developed our own private label line of products through our direct import program including footwear, apparel and several hard line product categories sold under the Guide Gear® name.
      Our merchandising strategy has been to shift our merchandise mix to a larger percentage of manufacturers’ close-outs, government surplus, private label products, and to minimize the number of lower price point items, while maintaining a broad selection of products. This strategy has added to our customer base value-oriented customers who may not otherwise be identified as pure outdoorsmen.
      Sourcing. Our buyers actively seek sources for products they believe will interest our targeted customers. We seek to maintain existing and develop new relationships with vendors to provide ongoing access to manufacturers’ close-outs, government surplus, direct imports and other items. Buyers regularly attend trade shows, meet with vendors and make mass mailings and cold calls to locate high quality, low price, name brand merchandise as well as unusual or unique products. We frequently purchase large quantities of close-outs and other individual items on an opportunistic or when-available basis.
      We purchase our merchandise from more than 1,450 suppliers and generally purchase all of our product needs for a particular item from one vendor. No single vendor accounted for more than 3.0% of TSG’s purchases during 2004, and we believe there are numerous sources for products in our merchandise categories.

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
      As part of our merchandise liquidation strategy, we maintain a retail outlet store at our primary warehouse and distribution facility in South St. Paul, Minnesota from which we sell discontinued, overstocked, returned and regular catalog merchandise. The retail store along with our websites provide a liquidation outlet and serve to minimize inventory mark-downs.

The Golf Warehouse
      Products. TGW offers a large selection of golf equipment from leading manufacturers at low prices. Our products include golf clubs, golf bags, golf balls, golf gloves, golf shoes, apparel, training aids, multimedia products, gifts and accessories. We offer products by leading manufacturers including Adams Golf®, Callaway®, Cobra®, Footjoy®, Mizuno®, Nike®, Ping®, TaylorMade®, Tommy Armour®/ Ram® and Titleist®.
      The table below indicates the percentage of TGW’s sales by product category for 2004:

Product Category	% of Sales

Clubs	48.0%
Apparel	18.1
Footwear	8.9
Balls	8.1
Bags	5.4
Accessories	11.5
      In 2004, TaylorMade®, Titleist® and Nike® supplied 23.6%, 14.6% and 11.5%, respectively, of TGW’s purchases. No other supplier accounted for more than 8.9% of TGW’s purchases in 2004.
      We have developed supplier relationships that provide us with access to the newest products as well as close-out, clearance and discontinued merchandise.
Marketing

The Sportsman’s Guide
      Customer Database. We maintain a proprietary customer database in which we store detailed information on each customer in our customer list, including demographic data and purchasing history. Our customer database contains over 6.0 million names, of which 1.0 million have made purchases within the last 12 months. In addition, as of December 31, 2004, we had approximately 900,000 email addresses captured through TSG’s websites. The customer database is updated regularly with information as new purchases are recorded.
      Customer Selection. We have developed our own customer selection criteria to segment our customer list according to many variables, allowing our marketing department to analyze each segment’s buying patterns. We review the results of each of our catalog mailings. The results are used to further update the customer database to refine the frequency and selectivity of our catalog mailings in an effort to maximize response rates and profitability.

      List Development. New customers are acquired principally through the use of targeted mailings to individuals identified through mailing lists rented or exchanged from other catalog companies, retail subscription lists, and lists of names compiled from businesses whose customers have interests similar to those of our customers. We are generally entitled to make one mailing to each name obtained through a rented or exchanged mailing list. If the prospect responds, the name is added to our database and may be freely used by us in the future. Through the Internet, we have captured new customers as a result of our affiliate and search marketing programs. We also use our sweepstakes marketing programs to convert our catalog customers to online purchasers and to increase our overall number of email addresses.
      With ongoing refinements in our approach to merchandising and marketing, we have increased the frequency and quantity of mailings and email broadcasts to the most profitable segments of our existing customer list. Analyses of historical purchasing patterns of existing customers, including recency, frequency and monetary activity, are performed to assist in merchandising and customer targeting and to increase sales to existing customers.
      Marketing Programs and Promotional Formats. We strive to develop promotional formats that will stimulate customer purchases from our catalogs and websites. Successful promotional formats include different catalog wraps, dollar discounts on specific order size, and promotional tag lines such as “last chance” offers. Since our inception on the Internet, we have marketed our online retail store in our catalogs including advertising our online retail store on substantially all of our catalog covers. This marketing channel has been the principal marketing mechanism to reach our online target audience.
      One of our most significant, successful marketing programs has been the Buyer’s Club. Customers can purchase a one-year membership in TSG’s Buyer’s Club for a $29.99 fee. For this annual fee, club members receive a 10% discount on all regularly priced items except for ammunition which is limited to a 5% discount and clearance items which have no discount off the advertised price. Our Buyer’s Club offers its members exclusive merchandise not offered to other customers. Club members are presented with sneak previews of merchandise offers and given the opportunity to buy limited quantity items prior to non-club customers. Club members also receive member’s only bargains in the catalogs and via email campaigns.
      The purchase activity, on average, of our Buyer’s Club customer is two to three times greater than a non-club member. We continually develop new marketing promotions designed to significantly increase the number of new club members and retain existing club members. At the end of 2004, we had approximately 382,000 members in our Buyer’s Club, an 8.8% increase compared to the end of 2003.
      Another successful marketing program is our credit plan, known as the “Buyer’s Club 4-Pay Plan,” which is available to Buyer’s Club members with credit card orders of $100 or more. Payments under the plan consist of 25% of the merchandise charges, plus 100% of any shipping charges and Buyer’s Club fees, if applicable, at the time of shipment with three equal payments in 30-day increments, which are automatically charged to the customer’s credit card. No interest or additional fees are charged to customers who elect the 4-Pay Plan.
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

The Golf Warehouse
      Customer Database. TGW has developed a proprietary customer database. As of December 31, 2004, TGW’s customer database had over 700,000 names of which approximately 252,000 have purchased from TGW within the past 12 months. We add names and email addresses to, and update information in, our customer database through our online and catalog ordering process and through contests and catalog sign-

ups on our website. Approximately 8.8% of TGW’s sales in 2004 were to customers outside the United States.
      Marketing and Promotional Programs. We use a variety of sales and marketing techniques to build recognition of the TGW.com brand, drive traffic to our website and expand our customer base. We regularly send email broadcasts to segments of our customer base. We run television commercials on The Golf Channel and online ads on TheGolfChannel.com. We are a featured merchant in the sports & outdoors/golf category on Amazon.com. We maintain commission-based affiliate marketing programs with the major search engines. We maintain an exclusive relationship with PGA Tour, Inc. to operate an online retail golf store. We have an advertising relationship with The Golf Channel, Inc. and a link to our website on TheGolfChannel.com. We market golf products to both of their customer databases.
      Our promotional programs include special offers, free shipping on qualified orders and no payment for 90 days. Our exclusive “Name Your Price” program allows customers to make an offer on select groups of products with email notification of whether the offer is accepted. We offer gift cards and gift certificates. We also offer corporate logo golf products for businesses, organizations and tournaments.
      Customer Service. We maintain a toll-free customer service number staffed seven days a week. We provide custom club fitting, a 30-day playability guarantee that permits customers to return clubs for full in-store credit, a 30-day money back guarantee on new unused merchandise and a club trade-in program. We offer our customers a low price guarantee.
Online Marketing Efforts
The Sportsman’s Guide and The Golf Warehouse
      We have focused our online marketing efforts on attracting new customers, increasing purchases by existing and new customers and enhancing the overall brand of TSG and TGW and our websites. Our current online activities include the following:
      Search. Our search engine program is a cost-effective, pay-for-performance vehicle that generates a significant amount of traffic to our websites. We have developed with the assistance of a third-party service provider a paid search engine program to attract traffic to our network of websites. Through established paid search providers, such as Yahoo!, Google and MSN, our website listings are displayed in response to Internet search requests based on keywords that will attract related traffic to our websites. We identify and target particular keywords for specific relevance designed to increase customer traffic and sales using performance-based advertising. We also use established paid search providers who crawl and extract relevant product content from our websites to create highly targeted product and service listings on popular search engines, product shopping engines and directories. In addition, we utilize search engine optimization to improve our keyword conversion rates.
      Comparison Shopping Engines. We utilize a third-party service provider to load product data files and allow comparison shopping engines to pull our products displayed within various price comparison sites such as Shopping.com. We pay for this advertising on a performance basis for sales generated from these sites.
      Affiliate Program. Our affiliate program is a cost-effective, pay-for-performance vehicle that generates a significant amount of traffic to our websites. An affiliate receives a percentage of any purchase made by a visitor who was “referred” to us from the affiliate’s website.
      Opt-in Email Campaigns. We engage in opt-in email campaigns to our customers in the form of promotional product offerings. Targeted club exclusive email campaigns are provided to our growing list of opt-in club members. In addition, special targeted offerings are provided based on customer purchase history.
      Shopping and Auction Portals. We utilize shopping and auction portals to increase our brand awareness and to attract new customers. Shopping portals are paid on a performance basis for sales generated from these sites. The shopping portals include eBay.com and Amazon.com.

Operations and Fulfillment

The Sportsman’s Guide
      Inbound Calls. We maintain an in-house call center. In 2004, approximately 48.0% of customer orders were placed through our toll-free telephone lines which are staffed 24 hours per day, seven days a week, while 10.1% of orders were received by mail or facsimile and 41.5% of orders were received at our websites.
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
      Order Entry. Processing of customer orders is coordinated and handled by our in-house order entry system. Telephone orders are entered directly into the system. Internet orders are batch loaded every half-hour and uploaded to the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks, including credit authorization, order picking, packing and shipment. During 2004, our order processing system handled approximately 2.2 million orders, up 6.0% over 2003.
      Fulfillment. We use an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. We are able to fulfill and ship approximately 25,000 packages per day.
      We offer next business day shipping on orders received by 6 p.m. CST for in-stock merchandise and same day shipping for orders taken by 11 a.m. CST via the Internet or per specific customer request. Virtually all of our merchandise is stocked at, and shipped from, our warehouse and distribution facilities in South St. Paul and Inver Grove Heights, Minnesota. In addition, a small, but growing, percentage of merchandise is shipped directly from the factory to the customer by specific vendors. We utilize United Parcel Service, or UPS, and the United States Postal Service for shipment of merchandise to customers. Ammunition is shipped primarily via UPS. Orders are shipped after credit card charges are approved or checks are deposited and cleared the bank.
      Returns. We maintain an unconditional return policy, which permits customers to return merchandise for any reason at any time for refund or exchange. Returned merchandise is restocked, liquidated, sold in the retail outlet, returned to the supplier or scrapped.

The Golf Warehouse
      TGW’s order fulfillment infrastructure includes an in-house call center, a shipping and warehouse facility, and management information systems that provide inventory updates and integrate all aspects of our order fulfillment process.
      Call Center. Telephone orders may be placed 24 hours a day, seven days a week through a toll-free number. Our in-house call center is staffed with knowledgeable sales representatives who are available during extended hours each day to assist customers through the order process and provide information about products. After hours calls are routed to The Sportsman’s Guide call center for processing.
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
Information Systems and Technology

The Sportsman’s Guide
      We have developed an integrated management information system. In addition to online order entry and processing, the information system also provides support for merchandising, inventory management, marketing, and financial and management reporting. The online access to information allows management to monitor daily trends and the performance of merchandise and planning functions.
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
      Our telephone system consists of an expandable AT&T G3R digital switch. We are currently using two DS3 circuits on separate paths for protection with additional redundancy protection provided using Qwest SHARPS rerouting software. Our system is running nine T-1 lines split across the two DS3 circuits with a maximum capacity of 48 T-1 circuits. Computer telephony integration software identifies the caller and, if known, accesses the customer’s records simultaneously with answering the call.

The Golf Warehouse
      TGW utilizes Smith Gardner’s Ecometry (MACS) software, a catalog/direct marketing program for managing inventory and order processing, which provides integrated inventory management, order taking and order processing. Ecometry operates on an HP 3000 hardware platform.
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
      The TGW.com website is hosted on servers located at The Sportsman’s Guide offices in South St. Paul, Minnesota. All servers operate on the Redhat Linux system.
Competition

The Sportsman’s Guide
      The direct marketing industry includes a wide variety of specialty and general merchandise retailers in a highly competitive and fragmented business environment. We sell our products to customers in all 50 states and compete in the purchase and sale of merchandise with all retailers. TSG’s competitors include:

•	other outdoor/hunting mail order catalogs, including Bass Pro Shops Inc. and Cabela’s Inc.;

•	large format sporting goods stores and chains, such as Dick’s Sporting Goods, Inc.;

•	mass merchandisers, warehouse clubs, discount stores and department stores, such as Wal-Mart Stores, Inc., Target Corporation and Amazon.com; and

•	online retailers of footwear, clothing and outdoor gear such as Overstock.com and Sierra Trading Post, Inc.
      Some of TSG’s competitors are larger and have substantially greater financial, marketing and other resources.

The Golf Warehouse
      TGW’s competitors include other specialty off-course retailers, conventional sporting goods retailers, mass merchandise retailers, on-course pro shops and online retailers of golf equipment. TGW’s principal competitors in the specialty off-course segment include retail chains such as Golfsmith International, Inc., Edwin Watts Golf, Golf Galaxy, Pro Golf Discount and Dick’s Sporting Goods, Inc.
      Traditional and specialty golf retailers are expanding and aggressively marketing brand-name golf equipment and competing directly with us for products and customers. Some of TGW’s competitors have been in business longer or have greater financial, marketing and other resources. We compete on the basis of product selection, price and customer service.
Government Regulation
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
      There are few laws and regulations directed specifically at commerce on the Internet. However, given the increased use of the Internet for both mass communications and commerce, new laws and regulations may be adopted covering a variety of areas such as collection and use of data from website visitors and related privacy issues, pricing, taxing, content, copyrights, distribution, unsolicited email and quality of goods and services.
Service Marks
      Our service marks “The Sportsman’s Guide”, “Bargain Outfitters”, “The ‘Fun-to-Read’ Catalog” and “The ‘Fun-to Browse’ Website” have been registered with the United States Patent and Trademark Office. “The Sportsman’s Guide” mark has also been registered in Canada. We own United States registrations and applications covering other trademarks and service marks used in our TSG business.
      We use the “tgw.com”, “The Golf Warehouse” and other trade names in our TGW business.
Employees
      As of December 31, 2004, TSG had 572 employees and TGW had 120 employees, including full and part time staff. During our peak selling seasons, which include the months of November and December,

we hire a significant number of temporary employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.
Financial Information About Segments
      Financial information about our two business segments is summarized in Note I to our consolidated financial statements.

Item 2.	Properties
      TSG’s principal offices are located at 411 Farwell Avenue, South Saint Paul, Minnesota 55075. TSG leases approximately 417,000 square feet at this facility under a net lease expiring March 2009 and leases an additional distribution facility of approximately 68,000 square feet in Inver Grove Heights, Minnesota under a net lease expiring January 2007.
      TGW’s principal offices are located at 8851 East 34th Street North, Wichita, Kansas 67226. TGW leases approximately 62,000 square feet at this facility under a net lease, and approximately 43,600 square feet of additional warehouse space under a sublease, both expiring September 2006.

Item 3.	Legal Proceedings

NCR Proceeding
      On July 9, 2004, we received a letter from NCR Corporation, or NCR, stating that NCR believed we may be infringing certain NCR patents, and offered a license to these patents “on commercially reasonable terms.” Effective April 28, 2005, we entered into a patent license agreement with NCR under which NCR granted us and our affiliates a royalty-free, paid up license under specified patents and a covenant not to assert infringement with respect to all other NCR patents for a term extending until March 10, 2019. In connection with the license agreement, we will pay NCR a paid up license fee of $750,000, $250,000 upon execution and $500,000 by December 23, 2005.

Other Proceedings
      In March 2003, we were notified by the Bureau of Industry, United States Department of Commerce, or BIS, that BIS had reason to believe that we violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserted that we committed 61 separate violations for shipments from October 1999 to March 2002. We settled this claim for $183,500 in December 2004.
      We are not a party to any pending litigation other than litigation which is incidental to our business and which we believe is not material.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Executive Officers of the Registrant
      Set forth below is certain information concerning our executive officers and key employees as of December 31, 2004.

Name	Age	Position

Executive Officers:
Gregory R. Binkley	56	President, Chief Executive Officer and Director
Charles B. Lingen	60	Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary/Treasurer and Director
John M. Casler	54	Executive Vice President of Merchandising, Marketing and Creative Services
Key Employees:
Dale D. Monson	40	Vice President of Information Systems and Technology and Chief Information Officer
Douglas E. Johnson	48	Vice President of Marketing
Mark S. Marney	50	Chief Executive Officer of The Golf Warehouse, Inc.
R. Michael Marney	52	President of The Golf Warehouse, Inc.
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
      Douglas E. Johnson has been an employee since 2000. Mr. Johnson worked at Fingerhut Companies, Inc. from 1982 to 2000, where he held various marketing positions including Director of Customer List Marketing.

      Mark S. Marney has been an employee since 2004. Mr. Marney co-founded The Golf Warehouse in 1997 and has served as Chief Executive Officer since 1999. Mr. Marney was founder and president of Village Charters, Inc., a travel company, from 1977 to 1997.
      R. Michael Marney has been an employee since 2004. Mr. Marney co-founded The Golf Warehouse in 1997 and has served as President since 1999. Mr. Marney was vice president of Village Charters, Inc., a travel company, from 1982 to 2000 and worked for Fox & Company, a public accounting firm, from 1976 to 1982. Mark S. Marney and R. Michael Marney are brothers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “SGDE.”
      The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the Nasdaq National Market. The per share prices set forth below have been adjusted to give effect to a 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record on March 25, 2005.

	High	Low

2003
First Quarter	$5.74	$4.33
Second Quarter	7.75	5.31
Third Quarter	9.05	7.37
Fourth Quarter	13.77	8.67
2004
First Quarter	$14.98	$10.88
Second Quarter	15.49	10.93
Third Quarter	15.83	13.03
Fourth Quarter	16.79	13.41
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
Stock Repurchase Program
      On May 13, 2004, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 43,868 shares of common stock at a total cost of $0.6 million were repurchased during the year ended December 31, 2004.
      On May 5, 2003, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 389,466 and 148,425 shares of common stock at a total cost of $5.1 million and $1.2 million were repurchased during the years ended December 31, 2004 and 2003.
      The share amounts set forth above have been adjusted to give effect to a 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record as of March 25, 2005.

Item 6.	Selected Financial Data
      The following table sets forth certain historical financial and operating data for the periods indicated. The Consolidated Statement of Operations Data and Consolidated Balance Sheet Data as of and for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our consolidated financial statements audited by Grant Thornton LLP, independent registered public accounting firm. The Selected Operating Data as of and for the periods indicated were derived or computed from our circulation or accounting records or the Consolidated Statement of Operations Data identified above. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Years Ended December 31,(1)

	2004(2)	2003	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$232,462	$194,703	$179,315	$168,769	$154,647
Cost of sales	158,081	130,639	120,707	113,086	103,471

Gross profit	74,381	64,064	58,608	55,683	51,176
Selling, general and administrative expenses	62,122	54,467	51,983	51,344	53,574

Earnings (loss) from operations	12,259	9,597	6,625	4,339	(2,398)
Interest expense	(361)	—	(1)	(237)	(1,432)
Miscellaneous income (expense), net	(2)	24	(297)	(349)	(294)

Earnings (loss) before income taxes	11,896	9,621	6,327	3,753	(4,124)
Income tax expense (benefit)	4,305	3,463	2,310	1,000	(935)

Net earnings (loss)	$7,591	$6,158	$4,017	$2,753	$(3,189)

Net earnings (loss) per share(3):
Basic	$1.07	$.86	$.56	$.39	$(.45)

Diluted	$.95	$.78	$.54	$.39	$(.45)

Weighted average shares outstanding(3):
Basic	7,078	7,178	7,129	7,123	7,123

Diluted	7,985	7,935	7,501	7,138	7,123

Selected Operating Data:
Gross profit as a percentage of net sales	32.0%	32.9%	32.7%	33.0%	33.1%
Selling, general and administrative expenses as a percentage of net sales	26.7%	28.0%	29.0%	30.4%	34.6%
Total catalogs mailed(4)	50,482	46,359	45,762	47,989	62,498
Total active customers(5)	1,255	1,005	977	1,039	1,045
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,616	$32,054	$17,152	$8,592	$1,344
Working capital	5,723	24,747	18,068	12,952	8,526
Total assets	80,269	63,822	49,513	42,088	38,860
Note payable-bank	5,000	—	—	—	5,225
Shareholders’ equity	31,062	26,808	20,621	16,343	13,590

(1)	Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal year 2004 consisted of 53 weeks and fiscal years 2003, 2002, 2001 and 2000 each consisted of 52 weeks.

(2)	On June 29, 2004, we acquired The Golf Warehouse, L.L.C. The third quarter of 2004 was the first quarter for inclusion of The Golf Warehouse’s net sales, operations and earnings.

(3)	See Note A-12 in the notes to consolidated financial statements. Per share amounts and shares outstanding have been adjusted to give effect to a 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record as of March 25, 2005.

(4)	Total catalogs mailed reflects the total number of catalogs expensed during the applicable period.

(5)	An “active customer” is defined as a customer who has purchased merchandise from us within 12 months preceding the end of the period indicated. Specific individuals with multiple contact names or multiple contact addresses may be considered as more than one active customer.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/ accessories. We market our high-quality products through catalogs and e-commerce websites. We currently have two reportable business segments, The Sportsman’s Guide, or TSG, our original business, and The Golf Warehouse, or TGW, acquired in 2004. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two ecommerce websites, www.sportsmansguide.com, and www.bargainoutfitters.com. TGW markets and sells name-brand golf equipment, apparel and accessories through one ecommerce website, www.TGW.com, catalogs and one retail store.
      Our business was started in 1970 and incorporated as TSG in 1977. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value-pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers’ close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs, which allowed us to utilize a customized marketing plan to individual customer groups. We established TSG’s Internet presence in 1996 and completed the launch of TSG’s online retail store in April 1998. Orders generated through the Internet have grown rapidly since that time with product orders on the websites accounting for approximately 44.9% of total catalog and Internet orders for the year ended December 31, 2004. In the fall of 2000, we began to aggressively promote and sell the Buyer’s Club membership program. In addition, unique catalogs (Buyer’s Club Advantagetm) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.
      On June 29, 2004, we acquired The Golf Warehouse, L.L.C. TGW is an on-line and catalog retailer of golf equipment, apparel and accessories. TGW markets and sells golf related merchandise primarily through its website, www.TGW.com and through catalogs. The majority of TGW’s total orders are generated through the Internet. TGW’s first catalog was published in the winter of 2002.
Fiscal Year
      Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal year 2004 consisted of 53 weeks and fiscal years 2003, 2002 and 2001 each consisted of 52 weeks. The additional week in fiscal 2004 had the effect of increasing net sales by approximately $4.1 million with minimal effect on our net earnings.
Critical Accounting Policies and Use of Estimates
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on a periodic basis and are based on historical experiences, if available, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

      Our significant accounting policies are described in Note A to our consolidated financial statements. The following are the critical accounting policies that we believe require significant estimation and management judgment. The critical accounting policies of both business segments, where applicable, are the same as described in the following paragraphs.

Revenue Recognition
      We recognize sales at the time of shipment from our distribution center or from our factory direct vendors’ distribution center. We record sales generated as a result of our factory direct or drop ship arrangements when the third-party factory direct vendor confirms to us the shipment to our customer. We record sales for gift certificates as gift certificates are redeemed for merchandise. Prior to redemption, the certificates are recorded as a liability for the full-face amount of the certificates. We record sales generated under the Buyer’s Club 4-Pay Plan at the time of shipment along with related shipping and handling revenue. Amounts billed to customers for shipping and handling are recorded as sales at the time of shipment and shipping costs are included in cost of sales.
      At the time of shipment, we record a provision for anticipated merchandise returns, net of exchanges, based upon historical experience and current expectations. If our estimates for these merchandise returns are too low, and we receive more merchandise returns than we estimate, our reported net sales may not accurately reflect our operating results for a given period and our results of operations in subsequent periods may be adversely affected. Our estimates for merchandise returns have not been materially inaccurate in the past.
      TSG’s customers can purchase one-year memberships in our Buyer’s Club for a $29.99 annual fee. TSG also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual members earn discounts during the membership period. The member earns discounts when the ordered merchandise has been shipped from our warehouse or from our factory direct vendors’ facility. Any remaining deferred or unearned membership fees are recognized in income after the expiration of the membership period.

Promotional Materials and Advertising Costs
      Promotional materials consist of prepaid expenses for internal and third party direct costs incurred in the development, production and circulation of our catalogs. These costs are primarily composed of creative design, pre-press production, paper, printing, postage and mailing costs relating to the catalogs. All such costs are capitalized as prepaid promotional materials and are amortized as advertising expense over the estimated useful lives of the catalogs. The amortization of our promotional materials is intended to match revenues with expenses. The estimated life of the catalog or expected period of future benefit ranges from four to six months from the in-home date of the catalog with the majority of the costs amortized within the first month. We estimate the in-home date to be one week from the known mailing date of the catalog. The expected life of each catalog is determined based on a detailed marketing forecast, in which we consider our historical experience for similar catalogs as well as current sales trends. These forecasts are updated frequently during the most active period of selling for each catalog to determine the expected future life of each catalog. We monitor changes to the forecast and adjust the amortization amount accordingly. If the expected period of future benefit is not as we estimate, our reported selling, general and administrative costs may not accurately reflect our actual promotional materials and advertising costs, which may adversely affect our results of operations in subsequent periods.
      The ongoing cost of developing and maintaining our customer list is charged to operations as incurred. All other advertising costs, such as ads and affiliate commissions, are expensed as incurred.

Stock Options
      We account for our options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in our consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required in order to show our net earnings as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note A-11 to our consolidated financial statements. The fair values of options and shares issued pursuant to our option plans at each grant date were estimated using the Black-Scholes option-pricing model. Assumptions used in this model to generate estimated fair values include the expected dividend yield and price volatility of the underlying stock, risk-free interest rates, and estimated forfeitures and terms of the options. Differences in any of the above assumptions could change the initial fair value calculations. In particular, the estimates of the stock price volatility and the expected option terms generally have the most significant effect on the estimated initial fair value calculation. Material increases in the initial estimates of stock price volatility and/or expected option terms would typically increase the estimated fair value of an option.
Results of Operations
      The following table sets forth, for the periods indicated, information from our consolidated statements of earnings expressed as a percentage of net sales:

	Years Ended December 31,

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	68.0	67.1	67.3

Gross profit	32.0	32.9	32.7
Selling, general and administrative expenses	26.7	28.0	29.0

Earnings from operations	5.3	4.9	3.7
Interest and miscellaneous expense, net	0.1	—	0.2

Earnings before income taxes	5.2	4.9	3.5
Income tax expense	1.9	1.8	1.3

Net earnings	3.3%	3.1%	2.2%

Comparison of Years Ended December 31, 2004 and 2003

			The Golf
	The Sportsman’s Guide		Warehouse		Consolidated

	2004	2003	2004	2003	2004	2003

Net sales	$207,221	$194,703	$25,241	$—	$232,462	$194,703
Earnings from operations	$10,692	$9,597	$1,567	$—	$12,259	$9,597
      Net Sales. Consolidated net sales for 2004 of $232.5 million were $37.8 million or 19.4% higher than net sales of $194.7 million for 2003. The increase in consolidated net sales for 2004 was primarily a result of including the sales from the newly-acquired TGW and higher net sales from TSG. The acquisition of TGW was effective June 29, 2004 making the third quarter of 2004 the first quarter for inclusion of TGW’s net sales, operations and earnings. Net sales for TSG increased 6.4% when compared to the year ended 2003 primarily as a result of increased Internet sales. With fiscal 2004 consisting of 53 weeks, the additional week had the effect of increasing our annual net sales by approximately $4.1 million.

      As of December 31, 2004, the Buyer’s Club membership had increased to 382,000, up 8.8% over the 351,000 reported as of December 31, 2003.
      Orders generated through the Internet for TSG in 2004 were approximately 41.5% of TSG’s total Internet and catalog orders compared to 35.9% in 2003. The majority of TGW’s total orders for 2004 were generated through the Internet. Orders generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet offers placed by telephone. Internet related orders continue to grow, period over period, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
      Gross returns and allowances for 2004 were $14.0 million or 5.7% of gross sales compared to $12.8 million or 6.2% of gross sales in 2003. The decrease in gross returns and allowances, as a percentage of gross sales, was primarily due to favorable trends in actual customer return activity at TSG and overall lower customer returns, as a percentage of gross sales, at TGW which traditionally have been lower than TSG’s customer return rates.
      Gross Profit. Consolidated gross profit for 2004 was $74.4 million or 32.0% of net sales compared to $64.1 million or 32.9% of net sales in 2003. The decrease in consolidated gross profit percentage for the year was primarily due to the inclusion of lower product margin sales of TGW and lower product margins experienced at TSG. TGW’s product margins are traditionally lower than those of TSG. TSG’s product margins, as a percentage of net sales, were lower in 2004 when compared to the prior year primarily due to promotional pricing, competitive pressure and a higher percentage of lower margin factory direct merchandise sales. Our gross profit may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales. We expect cost of sales to increase in absolute dollars in future years with the inclusion of operations of TGW for a full year.
      Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $62.1 million or 26.7% of net sales during 2004 compared to $54.5 million or 28.0% of net sales during 2003.
      Consolidated selling, general and administrative expenses, as a percentage of net sales, for 2004 were lower compared to 2003 as a result of additional productivity from the Internet leverage in TSG as well as the inclusion of TGW’s selling, general and administrative expenses which historically have been lower than those of TSG. TSG’s selling, general and administrative expenses, as a percentage of net sales, for 2004 were lower compared to the prior year as a result of higher Internet sales and lower order processing costs with the increased sales generated through the Internet. TGW’s selling, general and administrative expenses, as a percentage of net sales, traditionally have been lower than TSG’s with a higher percentage of its sales generated from the Internet coupled with a higher average customer order amount.
      The increase in consolidated selling, general and administrative expenses for 2004, in dollars, compared to the prior year, was primarily due to the inclusion of TGW’s expenses since the acquisition on June 29, 2004 and higher advertising spending by TSG from an increase in catalog circulation and increased order fulfillment costs by TSG from higher sales volume. In 2004, we incurred $0.6 million of Sarbanes-Oxley related costs. We expect our consolidated selling, general administrative expenses to increase in absolute dollars in future years with the inclusion of operations of TGW for a full year.
      Total catalogs mailed during 2004 was 50.5 million catalogs compared to 46.4 million catalogs during 2003. The 2004 catalogs mailed includes 1.5 million catalogs (two editions) circulated by TGW since the acquisition on June 29, 2004. During 2004, we mailed 35 catalog editions consisting of 11 main catalogs, 12 Buyer’s Club Advantagetm catalogs and 12 specialty catalogs compared to 33 catalog editions during 2003 consisting of 11 main catalogs, 12 Buyer’s Club Advantagetm catalogs and 10 specialty catalogs.
      Consolidated advertising expense for 2004 was $32.9 million or 14.1% of net sales compared to $29.4 million or 15.1% of net sales for 2003. The decrease in consolidated advertising expense, as a percentage of net sales, for 2004 compared to 2003 was primarily due to the increase in TSG’s net sales generated from the Internet and the inclusion of TGW since the acquisition on June 29, 2004. TGW’s advertising expense as a percentage of net sales is lower than the traditional TSG percentage as a result of its higher percentage of Internet driven sales coupled with a higher average customer order amount.
      The increase in consolidated advertising expense for 2004 was primarily due to an increase in TSG’s catalog circulation and the inclusion of TGW’s advertising expense since the acquisition on June 29, 2004.
      Earnings from Operations. Earnings from operations were $12.3 million or 5.3% of net sales during 2004 compared to $9.6 million or 4.9% of net sales during 2003. The increase in earnings from operations was largely due to the inclusion of TGW’s earnings since the acquisition on June 29, 2004, as well as growth and improved performance in TSG. The additional week in fiscal 2004 had minimal effect on our earnings from operations.
      Interest Expense. Interest expense for 2004 was $0.4 million or 0.2% of net sales. There was no interest expense for 2003. Interest expense increased in 2004 over the prior year as a result of the acquisition of TGW. A portion of the purchase price of approximately $30.5 million was financed by borrowings under a new credit facility.
      Income Taxes. Income tax expense for 2004 was $4.3 million compared to $3.5 million for 2003.
      Net Earnings. As a result of the above factors, net earnings for 2004 were $7.6 million compared to $6.2 million for 2003.
Comparison of Years Ended December 31, 2003 and 2002
      Net Sales. Net sales for 2003 of $194.7 million were $15.4 million or 8.6% higher than net sales of $179.3 million for 2002. The increase in net sales was primarily due to higher sales generated from product offerings on the Internet and in our catalogs. Internet related sales continue to grow, year over year, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs. For 2003, catalog related sales increased slightly over the prior year’s sales level primarily a result of an increase in our catalog circulation.
      As of December 31, 2003, our Buyer’s Club membership had increased to 351,000, up 13.2% over the 310,000 reported as of December 31, 2002.
      Orders generated through the Internet increased in 2003 to approximately 35.9% of total Internet and catalog orders compared to approximately 29.5% in 2002.
      Gross returns and allowances for 2003 were $12.8 million or 6.2% of gross sales compared to $12.7 million or 6.6% of gross sales in 2002. The decrease in gross returns and allowances, as a percentage of gross sales, was primarily due to lower than anticipated customer returns on several 2002 catalogs.
      Gross Profit. Gross profit for 2003 was $64.1 million or 32.9% of net sales compared to $58.6 million or 32.7% of net sales in 2002. The increase in the gross profit percentage for the year was primarily due to an improvement in product margins offset somewhat by higher shipping costs. The increase in product margins in 2003 was primarily driven by an increase in sales of higher margin, direct import products. The higher shipping costs were largely due to an increase in the average weight of our outgoing shipments to our customers.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $54.5 million or 28.0% of net sales during 2003 compared to $52.0 million or 29.0% of net sales during 2002.
      Selling, general and administrative expenses, as a percentage of net sales, for 2003 were lower compared to 2002 primarily due to the higher level of Internet sales, improved catalog productivity and lower order processing costs directly related to the increase in sales generated through the Internet. The dollar increase in selling, general and administrative expenses was primarily due to higher order fulfillment expenses as a result of the increase in net sales and higher incentive compensation as a result of improved performance.

      Total catalogs mailed was 46.4 million during 2003 compared to 45.8 million during 2002. During 2003, we mailed 33 catalog editions consisting of 11 main catalogs, 12 Buyer’s Club Advantagetm catalogs and 10 specialty catalogs compared to 34 catalog editions during 2002 consisting of 11 main catalogs, 12 Buyer’s Club Advantagetm catalogs and 11 specialty catalogs.
      Advertising expense for 2003 was $29.4 million or 15.1% of net sales compared to $29.2 million or 16.3% of net sales for 2002. The decrease in advertising expense, as a percentage of net sales, for 2003 compared to 2002 was primarily due to higher volume of Internet sales. Advertising expense, in dollars, for 2003 was higher compared to the same period last year primarily as a result of a minor increase in the catalog circulation, which was largely due to the increase in our club membership.
      Earnings from Operations. Earnings from operations were $9.6 million or 4.9% of net sales during 2003 compared to $6.6 million or 3.7% of net sales during 2002. The increase in earnings from operations was primarily due to the higher level of Internet sales.
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
Seasonality and Quarterly Results
      The majority of TSG’s sales historically occur during the second half of the year. The seasonal nature of the business is due to TSG’s focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. We expect this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth quarters, TSG incurs significant additional expenses for hiring employees and building inventory levels.
      TGW’s business is also seasonal. Sales leading up to and during Father’s Day and the Christmas holiday selling seasons have historically contributed to a higher percentage of TGW’s annual sales and net income than other periods. TGW also incurs higher expenses related to building inventory to meet higher demand during these seasons.

      The following table provides certain unaudited financial information for each of the quarters shown:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
2004
Net sales	$44,594	$38,861	$56,554	$92,453
Gross profit	14,128	12,137	16,415	31,701
Earnings from operations	1,782	1,208	1,851	7,418
Net earnings	1,167	797	1,069	4,558
Net earnings per share:
Basic	.16	.11	.15	.65
Diluted	.15	.10	.13	.57
2003
Net sales	$43,749	$38,041	$41,213	$71,700
Gross profit	14,197	11,944	12,541	25,382
Earnings from operations	1,467	1,042	1,117	5,971
Net earnings	957	646	710	3,845
Net earnings per share:
Basic	.13	.09	.10	.53
Diluted	.12	.08	.09	.47
Per share amounts set forth above have been adjusted to give effect to a 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record as of March 25, 2005.

Note:	The acquisition of The Golf Warehouse, L.L.C. was effective June 29, 2004. The third quarter of 2004 was the first quarter for inclusion of TGW’s net sales, operations and earnings.
Liquidity and Capital Resources
      Working Capital. We had working capital of $5.7 million as of December 31, 2004 compared to $24.7 million as of December 31, 2003, with current ratios of 1.1 to 1 and 1.7 to 1, respectively. The decrease of $19.0 million was primarily due to the utilization of excess cash in the acquisition of TGW effective June 29, 2004.
      We purchase large quantities of manufacturers’ close-outs and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.
      TSG’s Buyer’s Club members are entitled to participate in a credit plan with no finance charges, known as the “Buyer’s Club 4-Pay Plan.” Under this plan, TSG charges Club members’ credit cards for four consecutive monthly payments. TSG had outstanding customer receivables of $2.6 million at December 31, 2004 compared to $2.4 million at December 31, 2003. This 4-Pay program will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.
      On June 29, 2004, we entered into an amended Credit Agreement with Wells Fargo Bank, National Association providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring on September 30, 2007. The revolving line of credit is for working capital and letters of credit and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility, if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank’s prime rate less 0.15% or, at our option, fixed term LIBOR plus 2.5 percentage points, provided certain financial ratios are met. The revolving credit line and term loan are collateralized by substantially all of our assets.

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
      We have several long-term operating leases, long-term debt and other commitments related to facilities and long-distance telephone services with varying terms. At December 31, 2004, future contractual obligations under the above agreements are as follows (in thousands):

	Payment due by period

		1-3	3-5	More than
Contractual Obligations	Total	years	years	5 years

Long-Term Debt Obligations(1)	$5,000	$5,000	$—	$—
Operating Lease Obligations	8,964	6,701	2,263	—
Purchase Obligations	3,200	3,200	—	—

Total	$17,164	$14,901	$2,263	$—

(1)	The interest rates for our long-term debt obligations are variable based on the bank’s prime rate or LIBOR, and, therefore, we have not included an estimate of future interest payments in the table of contractual obligations.
      Operating Activities. Cash flows provided by operating activities during 2004 were $7.4 million compared to $16.4 million in 2003. The decrease in cash flows provided by operating activities was primarily the result of an increase in inventory position at year-end and lower accounts payable to vendors. The higher inventory position at the end of 2004 was due to higher level of inventory at TSG and the inclusion of TGW’s inventory position for the first time as a result of the acquisition effective June 29, 2004. TSG’s inventory position was higher at the end of 2004 largely due to the fact that a greater percentage of the inventory to support the spring business was received by year end in 2004 than at the end of 2003. The lower accounts payable to vendors at the end of 2004 was due to the timing of inventory receipts and the subsequent payments to the vendors. Payment terms from our vendors for 2004 have not changed significantly from those of 2003.
      Cash flows provided by operating activities during 2003 were $16.4 million compared to $9.2 million in 2002. The increase in cash flows provided by operating activities was primarily the result of an increase in net earnings, a lower inventory position at year-end and higher payables to vendors as a result of current vendor terms.
      Investing Activities. Cash flows used in investing activities during 2004 were $31.2 million compared to $0.9 million in 2003. On June 29, 2004, we acquired The Golf Warehouse, L.L.C. for a purchase price of approximately $30.0 million with an additional $0.4 million of transaction costs incurred.
      Cash flows used in investing activities during 2003 were $0.9 million compared to $0.9 million in 2002. During 2003, we expended funds for leasehold improvements, computer equipment and machinery and equipment.
      Financing Activities. Cash flows provided by financing activities during 2004 were $0.4 million compared to cash flows used in financing activities of $0.5 million during 2003. Cash flows provided by financing activities during 2004 were largely due to our borrowings under the new credit facility to finance a portion of the total consideration paid for the outstanding membership interests of The Golf Warehouse, L.L.C. and the receipt of cash proceeds from the exercise of stock options. The increase in cash flows provided from the borrowings under the credit facility and the cash proceeds from the exercise of stock options was virtually offset by payments to repurchase our common stock. On May 13, 2004, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under the 2004 plan, 43,868 shares of common stock at a total cost of approximately $0.6 million were repurchased during the year ended December 31, 2004. Under the 2003 plan, 389,466 shares of common stock at a total cost of approximately $5.1 million were repurchased during the year ended December 31, 2004.
      Cash flows used in financing activities during 2003 were $0.5 million compared to cash flows provided by financing activities of $0.3 million during 2002. Cash flows used in financing activities during 2003 were primarily comprised of payments to repurchase our common stock. On May 5, 2003, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 148,425 shares of common stock at a total cost of approximately $1.2 million were repurchased during the years ended December 31, 2003. During 2003, we did not borrow under the revolving line of credit.
      We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months and the foreseeable future. Future acquisitions or other transactions may require us to obtain additional sources of financing.
New Accounting Pronouncements
      In 2004, the FASB revised Statement No. 123 (FAS 123R), Accounting for Stock Based Compensation. FAS 123R eliminates the alternative to use APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic value method of accounting that was provided in FAS 123 as originally issued. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, this Statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005. We have not yet finished our financial assessment of the implementation of FAS 123R, which we will adopt on January 1, 2006.
Forward-Looking Statements
      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate” and similar expressions to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the risk factors described in Exhibit 99.1 to this report.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      We do not have any material, near-term, market rate risk.

Item 8.	Financial Statements and Supplementary Data
      The following financial statements and schedules are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Sportsman’s Guide, Inc.
      We have audited the accompanying consolidated balance sheets of The Sportsman’s Guide, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman’s Guide, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying Schedule II of The Sportsman’s Guide, Inc. and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 14, 2005 (except for Note J, as to which the date is April 28, 2005)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Sportsman’s Guide, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Sportsman’s Guide, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that an audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that The Sportsman’s Guide, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, The Sportsman’s Guide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Sportsman’s Guide, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005, (except for Note J, as to which the date is April 28, 2005) expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 14, 2005

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands, except share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$8,616	$32,054
Accounts receivable — net	3,955	3,034
Inventory	29,148	18,874
Promotional material	3,578	2,565
Prepaid expenses and other	3,123	1,871
Deferred income taxes	1,122	3,176

Total current assets	49,542	61,574
Property and Equipment — Net	2,693	2,248

Other Assets
Goodwill	17,176	—
Trade and domain name	10,200	—
Other intangibles	658	—

Total other assets	28,034	—

Total assets	$80,269	$63,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,832	$18,950
Accrued expenses	7,146	5,891
Income taxes payable	1,982	3,107
Deferred revenue	5,520	4,623
Returns reserve	2,318	2,240
Customer deposits and other liabilities	3,021	2,016

Total current liabilities	43,819	36,827
Long-Term Liabilities
Note payable — bank	5,000	—
Deferred income taxes	305	54
Other	83	133

Total long-term liabilities	5,388	187

Total liabilities	49,207	37,014
Commitments and Contingencies	—	—
Shareholders’ Equity
Common Stock — $.01 par value; 36,800,000 shares authorized; 7,097,746 and 7,239,481 shares issued and outstanding at December 31, 2004 and 2003	71	72
Additional paid-in capital	8,024	11,592
Accumulated other comprehensive income	232	—
Retained earnings	22,735	15,144

Total shareholders’ equity	31,062	26,808

Total liabilities and shareholders’ equity	$80,269	$63,822

The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net sales	$232,462	$194,703	$179,315
Cost of sales	158,081	130,639	120,707

Gross profit	74,381	64,064	58,608
Selling, general and administrative expenses	62,122	54,467	51,983

Earnings from operations	12,259	9,597	6,625
Interest expense	(361)	—	(1)
Miscellaneous income (expense), net	(2)	24	(297)

Earnings before income taxes	11,896	9,621	6,327
Income tax expense	4,305	3,463	2,310

Net earnings	$7,591	$6,158	$4,017

Net earnings per share:
Basic	$1.07	$.86	$.56

Diluted	$.95	$.78	$.54

Weighted average common and common equivalent shares outstanding:
Basic	7,078	7,178	7,129

Diluted	7,985	7,935	7,501

The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Stock	Other		Total
			Paid-In	Subscription	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Capital	Receivable	Income	Earnings	Equity	Income

	(In thousands)
Balances at December 31, 2001	7,123	$71	$11,541	$(238)	—	$4,969	$16,343
Exercise of stock options	8	—	23	—	—	—	23
Payment of stock subscription receivable	—	—	—	238	—	—	238
Net earnings	—	—	—	—	—	4,017	4,017	$4,017

Total comprehensive income								$4,017

Balances at December 31, 2002	7,131	71	11,564	—	—	8,986	20,621
Exercise of stock options	256	3	650	—	—	—	653
Tax benefit related to exercise of stock options	—	—	554	—	—	—	554
Repurchase of common stock	(148)	(2)	(1,176)	—	—	—	(1,178)
Net earnings	—	—	—	—	—	6,158	6,158	$6,158

Total comprehensive income								$6,158

Balances at December 31, 2003	7,239	72	11,592	—	—	15,144	26,808
Exercise of stock options	291	3	1,088	—	—	—	1,091
Tax benefit related to exercise of stock options	—	—	1,070	—	—	—	1,070
Repurchase of common stock	(432)	(4)	(5,726)	—	—	—	(5,730)
Net earnings	—	—	—	—	—	7,591	7,591	$7,591
Other comprehensive income — marketable securities	—	—	—	—	232	—	232	232

Total comprehensive income								$7,823

Balances at December 31, 2004	7,098	$71	$8,024	$—	$232	$22,735	$31,062

The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings	$7,591	$6,158	$4,017
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	1,431	1,322	1,579
Deferred income taxes	2,305	(832)	(1,049)
Tax benefit related to exercise of stock options	1,070	554	—
Change in deferred compensation	232	—	—
Loss on disposal of property and equipment	—	9	310
Other	9	6	13
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(842)	(20)	(255)
Inventory	(4,009)	1,719	483
Promotional material	(842)	(25)	1,074
Prepaid expenses and other	(1,091)	(743)	(200)
Income taxes payable	(1,125)	1,225	(302)
Accounts payable	259	2,720	1,029
Accrued expenses	964	1,995	1,114
Customer deposits and other liabilities	1,463	2,266	1,414

Cash flows provided by operating activities	7,415	16,354	9,227
Cash flows from investing activities:
Purchases of property and equipment	(772)	(941)	(928)
Business acquisition	(30,442)	—	—
Other	—	14	—

Cash flows used in investing activities	(31,214)	(927)	(928)
Cash flows from financing activities:
Proceeds from note payable to bank	12,500	—	—
Principal payments on note payable to bank	(7,500)	—	—
Proceeds from exercise of stock options	1,091	652	23
Repurchase of common stock	(5,730)	(1,177)	—
Proceeds from payment of stock subscription receivable	—	—	238

Cash flows provided by (used in) financing activities	361	(525)	261

Increase (decrease) in cash and cash equivalents	(23,438)	14,902	8,560
Cash and cash equivalents at beginning of the year	32,054	17,152	8,592

Cash and cash equivalents at end of the year	$8,616	$32,054	$17,152

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$360	$—	$1
Income taxes	3,560	2,567	3,661
Cash received during the year for:
Income tax refund	$1,505	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1. Description of Business
      The Company is a multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/ accessories. The Company markets its high-quality products through catalogs and ecommerce websites. The Company currently has two reportable business segments, The Sportsman’s Guide, or TSG, its original business, and The Golf Warehouse, or TGW, acquired in 2004.
      TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two ecommerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf equipment, apparel and accessories through one ecommerce website, www.TGW.com, catalogs and one retail store.
      On June 29, 2004, the Company acquired The Golf Warehouse, L.L.C. The majority of TGW’s total orders are generated through the Internet. TGW’s first catalog was published in the winter of 2002.
      The significant accounting policies of both business segments, where applicable, are the same as described in the following paragraphs.
2. Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
3. Revenue Recognition
      The Company recognizes sales at the time of shipment from its distribution center or from its factory-direct vendors’ distribution center. The Company records sales generated as a result of the Company’s factory direct or drop ship arrangements when the third-party factory direct vendor confirms to the Company the shipment to the Company’s customer. The Company records sales for gift certificates as gift certificates are redeemed for merchandise. Prior to redemption, the certificates are recorded as a liability for the full-face amount of the certificates. The Company records sales generated under the Buyer’s Club 4-Pay Plan at the time of shipment along with related shipping and handling revenue. Amounts billed to customers for shipping and handling are recorded as sales at the time of shipment and shipping costs are included in cost of sales. Sales include shipping and handling revenues of $27.1 million, $24.8 million and $23.5 million for the years ended December 31, 2004, 2003 and 2002.
      At the time of the shipment, the Company records a provision for anticipated merchandise returns, net of exchanges based upon historical experience and current expectations. The net provision charged against sales was $10.6 million, $9.2 million and $9.0 million during the years ended December 31, 2004, 2003 and 2002. Reserves for returns, net of exchanges, were $2.3 million and $2.2 million at December 31, 2004 and 2003.
      TSG’s customers can purchase one-year memberships in the Company’s Buyer’s Club for a $29.99 annual fee. TSG also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as members earn discounts during the membership period. The member earns discounts when the ordered merchandise has been shipped from the Company’s warehouse or from the Company’s factory direct vendors’ facility. The calculation of earned membership fees is performed at an individual customer level. At the time merchandise ordered by a club member is shipped, a portion of the club fee in an amount equal to the discount earned by the customer on the specific shipment is recognized in income.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
This is calculated for each shipment on an individual member basis until the program-to-date discounts earned equal the annual membership fee. Any remaining deferred or unearned membership fees are recognized in income after the expiration of the membership period. Any unearned membership fees are refundable to the customer at any time during the membership period. Members are entitled to the specified discounts throughout the membership period, but no other services are provided by the Company to members. Given the uncertain buying patterns of Buyer’s Club members, the Company believes it is appropriate to recognize in income a portion of each member’s club fee as the member orders merchandise and earns discounts even though this method can result in the Company recognizing in income the entire membership fee before expiration of the membership period. Membership fee revenue recognized was $10.8 million in 2004, $9.8 million in 2003 and $8.6 million in 2002.
4. Cost of Sales and Selling, General and Administrative Expenses
      The Company’s consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and inbound freight costs, as well as receiving, inspection, handling and distribution labor and material costs and third party shipping costs. A portion of the occupancy costs related to the fulfillment departments is included in cost of sales with the remaining portion of the occupancy costs and all related depreciation included in selling, general and administrative expenses.
      The Company’s consolidated selling, general and administrative expenses primarily consist of selling and marketing expenses, including amortization of deferred catalog costs and Internet advertising costs (inclusive of affiliate commissions) as well as order processing costs, depreciation/amortization and general and administrative expenses.
5. Cash and Cash Equivalents
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
6. Accounts Receivable
      Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing a credit plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $124,000 and $146,000 at December 31, 2004 and 2003.
7. Inventory
      Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or market with the first-in, first-out method used to determine cost. The Company estimates a provision for damaged, obsolete, excess and slow-moving inventory based on inventory aging reports and specific identification. If actual experience is different from the Company’s estimate, the Company will adjust this provision accordingly.
8. Promotional Material and Advertising Costs
      Promotional materials consist of prepaid expenses for internal and third party direct costs incurred in the development, production and circulation of the Company’s catalogs. These costs are primarily

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
composed of creative design, pre-press production, paper, printing, postage and mailing costs relating to the catalogs. All such costs are capitalized as prepaid promotional material and are amortized as advertising expense over the estimated useful lives of the catalogs. The amortization of the Company’s promotional materials is intended to match revenues with expenses. The estimated life of the catalog or expected period of future benefit ranges from four to six months from the in-home date of the catalog with the majority of the costs amortized within the first month. The Company estimates the in-home date to be one week from the known mailing date of the catalog.
      The ongoing cost of developing and maintaining the customer list is charged to operations as incurred. All other advertising costs, such as ads and affiliate commissions, are expensed as incurred.
9. Property and Equipment
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
10. Goodwill, Intangible and Other Long-Lived Assets
      Intangibles, such as customer lists and non-compete covenants, with a definite life are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue.
      The remaining expected amortization of other intangible assets will be $658,000 for the next five years.
      The Company does not amortize goodwill or trade and domain names and reviews them for impairment on a regular basis, at least annually.
      There was no impairment charge recorded by the Company for the year ended December 31, 2004.
11. Stock Options
      The Company accounts for its stock options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in the Company’s consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required in order to show the Company’s net earnings as if the Company had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The fair values of options and shares issued pursuant to the Company’s option plans at each grant date were estimated using the Black-Scholes option-pricing model. Assumptions used in this model to generate estimated fair values include the expected dividend yield and price volatility of the underlying stock, risk-free interest rates, and estimated forfeitures and terms of the options. Differences in any of the above assumptions could change the initial fair value calculations. In particular, the estimates of the stock price volatility and the expected option terms generally have the most significant effect on the estimated initial fair value calculation. Material increases in the initial estimates of stock price volatility and/or expected option terms would typically increase the estimated fair value of an option. The following table illustrates the effect on net earnings and earnings per

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

	Years ended December 31,

	2004	2003	2002

Net earnings as reported	$7,591	$6,158	$4,017
Deduct: Total stock-based employee compensation expense under the fair value method for all awards, net of related tax effects	(934)	(452)	(180)

Pro-forma net earnings	$6,657	$5,706	$3,837

Earnings per share:
Basic — as reported	$1.07	$.86	$.56
Basic — pro-forma	.94	.79	.54
Diluted — as reported	$.95	$.78	$.54
Diluted — pro-forma	.86	.73	.52
      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 48% in 2004, 62% in 2003, and 94% in 2002; risk-free interest rates of 2.87% to 3.87% in 2004, 3.18% in 2003, and 2.93% in 2002, estimated forfeiture of 2% to 5% in 2004 and 2% in 2003 and 2002; and expected life of 3 to 5 years for 2004 and 5 years for 2003 and 2002. The weighted average number of shares outstanding, in thousands, for purposes of calculating the diluted — pro-forma earnings per share for 2004, 2003 and 2002 are 7,757, 7,811 and 7,394, respectively.
12. Net Earnings Per Share
      The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.
      For the years ended December 31, 2004, 2003 and 2002, 906,782, 756,901 and 372,343 common share equivalents were included in the computation of diluted net earnings per share.
      All options to purchase shares of common stock were included in the computation of diluted net earnings per share for the year ended December 31, 2004.
      Options and warrants to purchase 5,606 and 487,547 shares of common stock with a weighted average exercise price of $5.80 and $4.81 were outstanding at December 31, 2003 and 2002, but were not included in the computation of diluted net earnings per share because the exercise price exceeded the average market price of the common shares during the period.
13. Fiscal Year
      The Company’s fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, all periods are described as if the year end is December 31. Fiscal year 2004 consisted of 53 weeks. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
14. Fair Values of Financial Instruments
      Due to their short-term nature, the carrying value of the Company’s financial assets and liabilities approximates their fair values.
15. Use of Estimates in Preparing Financial Statements
      Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
NOTE B — PROPERTY AND EQUIPMENT
      Property and equipment consists of the following (in thousands):

	December 31,	December 31,	Estimated
	2004	2003	useful lives

Machinery, equipment and furniture	$6,044	$5,553	3-7 years
Leasehold improvements	2,557	1,968	Lease term
Computer equipment and accessories	3,466	2,985	3-5 years
Computer software	4,476	4,271	3-5 years

	16,543	14,777
Less accumulated depreciation and amortization	13,850	12,529

	$2,693	$2,248

NOTE C — CREDIT FACILITY
      On June 29, 2004, the Company entered into an amended Credit Agreement with Wells Fargo Bank, National Association providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring on September 30, 2007. The revolving line of credit is for working capital and letters of credit and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility, if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank’s prime rate less 0.15% or, at the Company’s option, fixed term LIBOR plus 2.5 percentage points, provided certain financial ratios are met. Under the terms of the credit agreement, repayments of the term loan were to be payable annually each September as follows: $2.5 million payable September 30, 2005, $5.0 million payable September 30, 2006 and $5.0 million payable September 30, 2007. The Company paid $7.5 million on the term loan in December 2004. The revolving credit line is collateralized by substantially all of the Company’s assets.
      All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of December 31, 2004 and 2003, the Company was in compliance with all applicable covenants under the revolving line of credit agreement. The Company had no borrowings against the revolving credit line at December 31, 2004 and 2003. The Company had a remaining balance of $5.0 million against the term loan at December 31, 2004, which is payable September 30, 2007.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — CREDIT FACILITY (Continued)
Outstanding letters of credit were $1.9 million at the end of 2004 compared to $2.5 million at the end of 2003.
      The following is a summary of the credit facility (in thousands):

	Years ended December 31,

	2004	2003	2002

Borrowings at end of year	$5,000	$—	$—
Interest rate at end of year	4.82%	3.50%	4.25%
Maximum month-end borrowing during the year	$18,485	$—	$—
Average daily borrowing during the year	$7,873	$—	$—
Weighted average interest rate during the year	4.35%	N/A	N/A
Outstanding letters of credit at end of year	$1,876	$2,483	$2,619
NOTE D — ACQUISITION
      On June 29, 2004, the Company acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C. from Falconhead Capital LLC, a private investment firm, and members of TGW management pursuant to a Membership Interest Purchase Agreement dated as of June 29, 2004. The purchase price for TGW was approximately $30.4 million and was funded from the Company’s working capital and borrowings under the Company’s credit facility with Wells Fargo Bank, National Association. The purchase price for TGW of $30.4 million consisted of $30 million for 100% of the outstanding membership interests and $0.4 million of transaction costs. No amounts of the purchase price are contingent upon future specified events, earnings or prices of securities.
      The acquisition of TGW has been accounted for using the purchase method of accounting. The fair market value of the net assets acquired resulted in the following purchase price allocation (in thousands):

Net assets acquired, including:
Current assets	$6,674
Property and equipment	1,013
Liabilities assumed	(5,371)

Net assets acquired	2,316
Trade and domain name	10,200
Customer lists and non-compete agreements	750
Goodwill	17,176

Total purchase price	$30,442

      The acquisition transaction had the following net effect on the accompanying 2004 consolidated statement of cash flows (in thousands):

Fair value of net working capital acquired	$1,303
Fair value of property and equipment acquired	1,013
Purchase price assigned to:
Goodwill	17,176
Identifiable intangibles	10,950

Cash purchase price	$30,442

      Pursuant to the Membership Interest Purchase Agreement dated June 29, 2004, $4.0 million of the estimated purchase price was deposited into an escrow account to provide for post-closing adjustments, any

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE D — ACQUISITION (Continued)
breach of the sellers’ representations and warranties, or undisclosed liabilities. In accordance with and subject to the escrow agreement, the escrow agent shall distribute amounts (net of claims) from the escrow account to the Sellers as follows (in thousands):

90 days after closing date	$ 500
180 days after closing date	500
360 days after closing date	1,500
540 days after closing date	Remaining Funds
      As of December 31, 2004, there were no claims identified or pending with respect to the escrow funds, nor was Company management aware of any potential claims or escrow refund issues. Accordingly, the amounts deposited in the escrow account have been included in the total purchase price as management believes these amounts will be paid to the sellers without significant claim.
      Previously, the Company recorded the amounts in escrow related to the acquisition as a liability and restricted cash. Additionally, the accompanying cash flow statement has been changed to reflect cash paid in the acquisition of $30.4 million as indicated above. These changes have no effect on net earnings or net earnings per share as previously reported.
      The following unaudited pro forma summary represents the consolidated results of operations as if the TGW acquisition had occurred at the beginning of 2003. This presentation does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.
      For the years ended December 31:

	2004	2003

Net sales	$259,542	$237,129
Net income	8,079	6,646
Basic net earnings per share	1.14	.93
Diluted net earnings per share	1.01	.84
NOTE E — INCOME TAXES
      The provision for income tax expense consists of the following (in thousands):

	Years ended December 31,

	2004	2003	2002

Current
Federal	$1,934	$4,253	$3,337
State	66	42	22

	2,000	4,295	3,359
Deferred
Federal	2,305	(832)	(1,049)

	$4,305	$3,463	$2,310

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — INCOME TAXES (Continued)
      Differences between income tax expense and amounts derived by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Years ended
	December 31,

	2004	2003	2002

U.S. federal statutory rate	34.0%	34.0%	34.0%
State taxes	0.6	0.4	0.3
Other	1.6	1.6	2.2

	36.2%	36.0%	36.5%

      The components of deferred taxes consist of the following (in thousands):

	December 31,	December 31,
	2004	2003

Current deferred tax assets (liabilities):
Inventory	$682	$736
Vacation accrual	214	174
Returns reserve	854	852
Promotional material	(732)	(238)
Prepaid expenses	(345)	(333)
Deferred revenue	—	1,547
Other	449	438

Current deferred tax asset	1,122	3,176
Long-term deferred tax assets (liabilities):
Internally developed software	(923)	(923)
Amortization of intangible assets	(347)	—
Depreciation	965	869

Long-term deferred tax liability	(305)	(54)

Net deferred tax asset	$817	$3,122

NOTE F — COMMITMENTS AND CONTINGENCIES

Lease and Other Commitments
      The Company has several long-term operating leases and other commitments related to facilities, office equipment and long-distance telephone services with varying terms.
      At December 31, 2004, future minimum commitments under the above agreements are as follows for the years ended December 31, (in thousands):

2005	$3,681
2006	3,584
2007	2,636
2008	1,810
2009	453
Thereafter	—

$12,164

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F — COMMITMENTS AND CONTINGENCIES (Continued)
      Rent expense was $2.4 million, $2.3 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002.

Employment Agreements
      The Company has employment agreements with three of its officers. The agreements contain various terms and conditions including a provision for the officers to receive up to three years of base salary upon the occurrence of certain events as defined in the agreement. The officers’ agreements provide for automatic annual renewal unless two months’ prior written notice is provided by the Company or the officer.
      The Company has employment agreements with three TGW management employees. The agreements contain various terms and conditions including a provision for the employees to receive up to two years of base salary if their employment is terminated by the Company without cause. The agreements continue until terminated by the employee or the Company.
      In June 2002, the Company entered into an agreement with Gary Olen pursuant to which Mr. Olen provides services to the Company and has granted the Company the exclusive right to use his name and likeness. The agreement continues until June 30, 2007 and is automatically renewed for additional one-year terms unless either party gives one year’s notice of non-renewal. Under the agreement, the Company pays Mr. Olen an annual salary, which is subject to an annual cost of living adjustment, plus benefits. The Company paid Mr. Olen $53,934 in 2004, $50,000 in 2003 and $25,000 in 2002.

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

Legal Proceedings
      On July 9, 2004, the Company received a letter from NCR Corporation, or NCR, stating that NCR believed the Company may be infringing certain NCR patents, and offered a license to these patents “on commercially reasonable terms.” See Note J — Subsequent Events.
      In March 2003, the Company was notified by the Bureau of Industry, United States Department of Commerce, or BIS, that BIS had reason to believe that the Company violated Export Administration Regulations by exporting optical sighting devices for firearms and associated parts to Canada and other destinations without obtaining required authorization from BIS. BIS asserted that the Company committed 61 separate violations for shipments from October 1999 to March 2002. The Company settled this claim for $183,500 in December 2004.
      The Company is not a party to any pending legal proceedings other than litigation which is incidental to its business and which the Company believes will not have a material effect on its consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE F — COMMITMENTS AND CONTINGENCIES (Continued)

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
NOTE G — RELATED PARTY TRANSACTIONS
      Previously, the Company loaned $238,000 to an officer of the Company to be repaid with interest at 5.69% per annum. In April 2002, the outstanding loan balance and accrued interest was paid in full.
NOTE H — SHAREHOLDERS’ EQUITY
      The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares. As of the fiscal years ended December 31, 2004 and 2003, the Company did not have any Series A Preferred Stock issued or outstanding. Except as otherwise required by law, the Series A Preferred Stock has no voting rights. The holders of Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, dividends at the same rate per share as dividends are paid to holders of the Company’s common stock. In the event of any liquidation, dissolution or winding up (including any acquisition of the Company by merger or other form of reorganization or a sale of substantially all the assets), the holders of Series A Preferred Stock are entitled to be paid out of funds available for distribution to shareholders an amount per share equal to the value of the liquidation proceeds times a fraction, the numerator of which is 19.4483 and the denominator of which is the number of shares of common stock then outstanding, provided that solely for purposes of calculating the liquidation preference, the liquidation proceeds shall not exceed $6,000,000. After setting apart or paying in full the liquidation preference to the holders of Series A Preferred Stock, the holders of common stock share ratably in all remaining assets available for distribution to shareholders to the exclusion of the holders of Series A Preferred Stock.

Stock Repurchase Program
      On May 13, 2004, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan 43,868 shares of common stock at a total cost of $0.6 million were repurchased during the year ended December 31, 2004. The following table summarizes the Company’s repurchases of shares of common stock under this plan during the year ended December 31, 2004:

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

May 13 — December 31, 2004	43,868	$13.28	43,868	662,266
      On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 389,466 and 148,425 shares of common stock at a

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — SHAREHOLDERS’ EQUITY (Continued)
total cost of $5.1 million and $1.2 million were repurchased during the years ended December 31, 2004 and 2003. The following table summarizes the Company’s repurchases of shares of common stock under this plan during the years ended December 31, 2003 and 2004:

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

May 5 — December 31, 2003	148,425	$7.94	148,425	565,747
January 1 — May 5, 2004	389,466	13.22	389,466	—

Total	537,891	$11.76	537,891	—

Stock Options
      The Company has a stock option plan, or the 1991 Plan, which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 52,500 shares of common stock were reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. At December 31, 2004, 9,000 options were outstanding, all of which were exercisable.
      The Company has a non-qualified stock option plan, or the 1994 Plan, which provides for the issuance of options to purchase up to 150,000 shares of the Company’s common stock to certain employees, contingent upon meeting certain quarterly pre-tax earnings levels. Options under the 1994 Plan are exercisable over a ten year period from the date of grant. All outstanding options were exercised during the year ended December 31, 2004.
      The Company has an incentive stock option plan, or the 1996 Plan, which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 900,000 shares of common stock were reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. At December 31, 2004, a total of 485,853 options were outstanding, of which 418,191 options were exercisable.
      The Company has an incentive stock option plan, or the 1999 Plan, which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 900,000 shares of common stock were reserved for issuance under the 1999 Plan. Options issued under the 1999 Plan are exercisable over a ten year period from the date of grant. At December 31, 2004, a total of 782,965 options were outstanding, of which 546,627 options were exercisable.
      The Company has a stock incentive plan, or the 2004 Plan, under which the Company may grant to select key employees awards in the form of stock options, restricted stock, stock equivalent units and cash performance units. A total of 900,000 shares of common stock were reserved for issuance under the 2004 Plan. Options issued under the 2004 Plan are exercisable over a ten year period from the date of grant. At December 31, 2004, a total of 736,500 options were outstanding, none of which were exercisable.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — SHAREHOLDERS’ EQUITY (Continued)
      The following applies to options that are outstanding at December 31, 2004:

			Weighted		Weighted
		Weighted Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 1.67 — $ 1.97	335,752	6 years	$1.91	335,752	$1.91
$ 2.67 — $ 3.92	104,790	3 years	3.24	104,790	3.24
$ 4.33 — $ 4.50	561,276	6 years	4.44	441,276	4.42
$10.77 — $14.91	1,012,500	10 years	13.06	92,000	10.77

	2,014,318			973,818

      A summary of the stock option transactions during the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,569,417	$4.80	1,575,609	$3.37	1,210,734	$3.01
Granted	736,500	13.91	276,000	10.77	375,000	4.50
Exercised	(291,599)	3.75	(257,192)	2.54	(7,500)	3.02
Canceled	—	—	(25,000)	3.49	(2,625)	4.20
Expired	—	—	—	—	—	—

Outstanding at end of year	2,014,318	$8.29	1,569,417	$4.80	1,575,609	$3.37

Options exercisable at end of year	973,818	$4.03	933,417	$3.48	941,233	$3.31

Weighted average fair value of options granted during the year		$6.03		$8.19		$4.00

Warrants
      In connection with a public offering of common stock in 1998, warrants to purchase 150,000 shares of common stock at $5.63 per share were issued. The warrants expired in February 2003.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — SEGMENT INFORMATION
      The Company operates in two business segments. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on clothing, equipment and footwear through main, specialty and Buyer’s Club Advantagetm catalogs and two ecommerce websites. TGW markets and sells golf equipment, apparel and accessories through one ecommerce website and catalogs. On June 29, 2004, TSG acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C.
      Business Segment Comparisons (in thousands):

	Years ended
	December 31,

	2004	2003

Net Sales
The Sportsman’s Guide	$207,221	$194,703
The Golf Warehouse	25,241	—

Total	$232,462	$194,703

Earnings From Operations
The Sportsman’s Guide	$10,692	$9,597
The Golf Warehouse	1,567	—

Total	$12,259	$9,597

Depreciation and Amortization
The Sportsman’s Guide	$1,214	$1,322
The Golf Warehouse	217	—

Total	$1,431	$1,322

Capital Expenditures
The Sportsman’s Guide	$546	$941
The Golf Warehouse	226	—

Total	$772	$941

Assets
The Sportsman’s Guide	$39,493	$63,822
The Golf Warehouse	40,776	—

Total	$80,269	$63,822

NOTE J — SUBSEQUENT EVENTS
      As of March 1, 2005, the Company announced that its Board of Directors declared a 3-for-2 split of the Company’s common stock, in the form of a 50% stock dividend, paid on April 15, 2005 to shareholders of record on March 25, 2005. Cash was paid in lieu of issuing fractional shares based on the closing price of the Company’s common stock on the record date. All information in these consolidated financial statements concerning the number of shares of the Company’s common stock, per share amounts or other references to shares of common stock has been adjusted to reflect the 3-for-2 split.
      Effective April 28, 2005, the Company entered into a patent license agreement with NCR under which NCR granted the Company and its affiliates a royalty-free, paid up license under specified patents and a covenant not to assert infringement with respect to all other NCR patents for a term extending until

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 10, 2019. In connection with the license agreement, the Company will pay NCR a paid up license fee of $750,000, $250,000 upon execution and $500,000 by December 23, 2005.
NOTE K — ADVERTISING EXPENSE
      Selling, general and administrative expenses include advertising expenses of $32.9 million, $29.4 million and $29.2 million for the years ended December 31, 2004, 2003 and 2002.
NOTE L — INTERIM FINANCIAL INFORMATION (UNAUDITED)
      The following table provides certain unaudited financial information for each of the quarters shown:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
2004
Net sales	$44,594	$38,861	$56,554	$92,453
Gross profit	14,128	12,137	16,415	31,701
Earnings from operations	1,782	1,208	1,851	7,418
Net earnings	1,167	797	1,069	4,558
Net earnings per share:
Basic	.16	.11	.15	.65
Diluted	.15	.10	.13	.57
2003
Net sales	$43,749	$38,041	$41,213	$71,700
Gross profit	14,197	11,944	12,541	25,382
Earnings from operations	1,467	1,042	1,117	5,971
Net earnings	957	646	710	3,845
Net earnings per share:
Basic	.13	.09	.10	.53
Diluted	.12	.08	.09	.47

Note:	The acquisition of The Golf Warehouse, L.L.C. was effective June 29, 2004. The third quarter of 2004 was the first quarter for inclusion of TGW’s net sales, operations and earnings.

The Sportsman’s Guide, Inc. and Subsidiaries
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charged to:	Charged to:
	Beginning	Costs and	Other Accounts —		Deductions —		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

	(in thousands of dollars)
Allowance for Doubtful Accounts
December 31, 2004	$146	$101	$—		$123	(B)	$124
December 31, 2003	$195	$56	$—		$105	(B)	$146
December 31, 2002	$211	$105	$—		$121	(B)	$195
Inventory Reserves
December 31, 2004	$1,351	$(356)	$160	(A)	$193	(C)	$962
December 31, 2003	$1,492	$70	$—		$211	(C)	$1,351
December 31, 2002	$1,138	$475	$—		$121	(C)	$1,492
Returns Reserve
December 31, 2004	$2,240	$10,570	$74	(A)	$10,566	(D)	$2,318
December 31, 2003	$1,738	$9,176	$—		$8,674	(D)	$2,240
December 31, 2002	$1,402	$9,040	$—		$8,704	(D)	$1,738

(A)	Represents the addition of The Golf Warehouse’s inventory reserve and returns reserve as a result of the acquisition on June 29, 2004.

(B)	Represents write off of bad debts.

(C)	Represents loss on inventory liquidations.

(D)	Represents actual net returns from customers.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures — The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its subsidiaries, is made known to the officers who verify the Company’s financial reports and to other members of senior management and the Board of Directors.
      The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded the internal control over financial reporting was effective as of December 31, 2004. The Company’s management assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item 10 is set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation
      The information required by this Item 11 is set forth under “Executive Compensation” in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item 12 is set forth under “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item 13 is set forth under “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item 14 is set forth under “Ratification of Engagement of Independent Registered Public Accountants” in the Proxy Statement for our Annual Meeting of Shareholders on May 6, 2005 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements

The following financial statements of the Company are included herein at Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements
          2. Financial Statement Schedules

The following financial statement schedule of the Company is included herein at Item 8.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002
          3. Exhibits

See Exhibit Index at page 53 of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SPORTSMAN’S GUIDE, INC.

By	/s/Gregory R. Binkley

Gregory R. Binkley
President and Chief Executive Officer
Date: May 12, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ Gregory R. Binkley Gregory R. Binkley		President, Chief Executive Officer and Director (principal executive officer)	May 12, 2005

/s/ Charles B. Lingen Charles B. Lingen		Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	May 12, 2005

* William T. Sena		Chairman of the Board of Directors	May 12, 2005

* Gary Olen		Director	May 12, 2005

* Jay A. Leitch		Director	May 12, 2005

* Darold D. Rath		Director	May 12, 2005

Ronald G. Olson		Director	May 12, 2005

*By	/s/ Gregory R. Binkley Gregory R. Binkley, Attorney-In-Fact

EXHIBIT INDEX

Exhibit		Description

2.1		Membership Interest Purchase Agreement dated as of June 29, 2004 by and among TGW Acquisition Corporation, The Golf Warehouse, L.L.C., Sports Capital Partners, L.P., Sports Capital Warehouse, L.P., Sports Capital Partners (CEV), L.L.C., Marney Enterprises, Inc., Mark S. Marney, R. Michael Marney, and Richard D. Marney (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 13, 2004)

3.1		Restated Articles of Incorporation as restated through March 5, 1997 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 27, 1996, File No. 0-15767)

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to Form S-18 Registration Statement No. 33-4496C filed April 1, 1986)

4.1		Specimen of the Company’s Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May 8, 1986)

4.2		Rights Agreement dated as of May 11, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 11, 1999)

10.1	*	The Company’s 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 27, 1991)

10.2		Industrial Real Estate Lease between the Company and CB Commercial Real Estate Group, Inc. dated April 22, 1993 (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)

10.3		Amendment to Industrial Real Estate Lease between the Company and American Real Estate Holdings, L.P. dated February 23, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998)

10.4		Industrial Real Estate Lease between the Company and AMB Property, L.P. as amended May 24, 1999 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1999)

10.5		Lease Agreement dated November 19, 1999 between Stephen L. Clark, as trustee of the Steve Clark Trust, created pursuant to a Trust Agreement dated October 4, 1996 (‘Clark”) and The Golf Warehouse, L.L.C. (‘TGW”) as amended by First Amendment Agreement dated March 1, 2003 between U.S. Business Centers, L.L.C. as successor to Clark and TGW and Second Amendment Agreement dated July 9, 2004 between U.S. Business Centers, L.L.C. and TGW (previously filed)

10.6		Sublease dated July 5, 2004 between Facilitech, Inc. dba Business Interiors and The Golf Warehouse, L.L.C. (previously filed)

10.7		Credit Agreement by and between the Company and Wells Fargo Bank, National Association dated June 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004)

10.8	*	Form of Stock Option Agreement pursuant to the Company’s 1994 Non-Qualified Performance Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 27, 1996)

10.9	*	The Company’s 1996 Stock Option Plan (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 27, 1996)

10.10	*	Form of Employment Agreement with members of senior management (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form S-2 Registration Statement No. 333-31111 filed January 2, 1998)

Exhibit		Description

10.11	*	Agreement between the Company and Gary Olen dated June 28, 2002 for the use of name, likeness and services (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002)

10.12	*	The Company’s 1999 Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 1999)

10.13	*	The Sportsman’s Guide, Inc. Deferred Compensation Plan effective September 1, 2002 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002)

10.14	*	The Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004)

10.15	*	Form of Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.16	*	Annual Bonus Program (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.17	*	Fees for Nonemployee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 2, 2005)

10.18	*	Form of Employment Agreement between The Golf Warehouse, Inc. and members of TGW management (incorporated by reference to Exhibit 7.1(h) to Exhibit 2.1 to Form 8-K dated July 13, 2004)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003)

21.1		Subsidiaries of the Company (previously filed)

23.1		Consent of Grant Thornton LLP

24.1		Powers of Attorney of each person whose name is signed to this report pursuant to a power of attorney (previously filed)

31.1		Rule 13a-14(a)/15d-14(a) Certifications

32.1		Section 1350 Certifications

99.1		Risk Factors
      Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.