Form 10-Q
period 2005-03-31
SPORTSMANS GUIDE INC
filed 2005-05-13
CIK 791450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File No. 0-15767

The Sportsman’s Guide, Inc.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1293081 (I.R.S. Employer Identification Number)

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
Yes ☒ No ☐

As of May 10, 2005, there were 7,120,580 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$2,851	$8,616
Accounts receivable – net	2,996	3,955
Inventory	30,380	29,148
Promotional material	4,085	3,578
Prepaid expenses and other	3,577	3,123
Deferred income taxes	907	1,122

Total current assets	44,796	49,542
Property and Equipment – Net	2,493	2,693

Other Assets
Goodwill	17,183	17,176
Trade and domain name	10,200	10,200
Other intangibles	613	658

Total other assets	27,996	28,034

Total assets	$75,285	$80,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,501	$23,832
Accrued expenses	5,051	7,146
Income taxes payable	585	1,982
Deferred revenue	5,417	5,520
Returns reserve	1,762	2,318
Customer deposits and other liabilities	3,167	3,021

Total current liabilities	36,483	43,819
Long-Term Liabilities
Note payable – bank	5,000	5,000
Deferred income taxes	440	305
Other	61	83

Total long-term liabilities	5,501	5,388

Total liabilities	41,984	49,207

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock-$.01 par value; 36,800,000 shares authorized; 7,119,105 shares issued and outstanding at March 31, 2005 and 7,097,747 shares issued and outstanding at December 31, 2004	71	71
Additional paid-in capital	8,193	8,024
Accumulated other comprehensive income	206	232
Retained earnings	24,831	22,735

Total shareholders’ equity	33,301	31,062

Total liabilities and shareholders’ equity	$75,285	$80,269

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

For the Three Months Ended
March 31, 2005 and 2004
(In thousands, except per share data)

	2005	2004
Net sales	$64,326	$44,594
Cost of sales	44,544	30,466

Gross profit	19,782	14,128
Selling, general and administrative expenses	16,472	12,346

Earnings from operations	3,310	1,782
Interest expense	(64)	—
Miscellaneous income, net	68	42

Earnings before income taxes	3,314	1,824
Income tax expense	1,218	657

Net earnings	$2,096	$1,167

Net earnings per share:
Basic	$.29	$.16

Diluted	$.26	$.15

Weighted average common and common equivalent shares outstanding:
Basic	7,107	7,130

Diluted	8,066	8,052

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended
March 31, 2005 and 2004
(In thousands)

	2005	2004
Cash flows from operating activities:
Net earnings	$2,096	$1,167
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	393	333
Deferred income taxes	350	956
Tax benefit related to exercise of stock options	100	649
Change in deferred compensation	(26)	—
Changes in assets and liabilities:
Accounts receivable	959	887
Inventory	(1,232)	(4,158)
Promotional material	(507)	(1,057)
Prepaid expenses and other	(454)	(618)
Income taxes receivable	—	(655)
Income taxes payable	(1,397)	(3,107)
Accounts payable	(3,331)	(2,926)
Accrued expenses	(2,095)	(2,597)
Customer deposits and other liabilities	(532)	160

Cash flows used in operating activities	(5,676)	(10,966)
Cash flows from investing activities:
Purchases of property and equipment	(147)	(32)
Business acquisition	(8)	—

Cash flows used in investing activities	(155)	(32)
Cash flows from financing activities:
Payments on long-term debt	(3)	—
Proceeds from exercise of stock options	69	786
Repurchase of common stock	—	(5,148)

Cash flows provided by (used in) financing activities	66	(4,362)

Decrease in cash and cash equivalents	(5,765)	(15,360)
Cash and cash equivalents at beginning of the quarter	8,616	32,054

Cash and cash equivalents at end of the quarter	$2,851	$16,694

Supplemental disclosure of cash flow information
Cash paid during the quarter for:
Interest	$63	$—
Income taxes	2,165	2,810

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Basis of Presentation

     The Sportsman’s Guide, Inc., or the Company, is a multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/accessories. The Company markets its high-quality products through ecommerce websites and catalogs. The Company currently has two reportable business segments, The Sportsman’s Guide, or TSG, its original business, and The Golf Warehouse, or TGW, acquired in 2004.

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

     In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     The Company’s fiscal quarter ends on the Sunday nearest March 31 for 2005 and 2004, but for clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2005 and 2004 each consisted of 13 weeks.

     The significant accounting policies of both business segments are the same as those described in Note A to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Note 2: Stock Split

     On March 1, 2005, the Board of Directors of the Company announced a 3-for-2 stock split of its common stock to be effected in the form of a 50% stock dividend, payable on April 15, 2005 to shareholders of record on March 25, 2005. Per share amounts and shares outstanding have been adjusted to give effect to the 3-for-2 stock split.

Note 3: Stock Options

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

     The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

	Quarters Ended March 31,
	2005	2004
Net earnings as reported	$2,096	$1,167
Deduct: Total stock-based employee compensation expense under the fair value method for all awards, net of related tax effects	(376)	(182)

Pro-forma net earnings	$1,720	$985

Earnings per share:
Basic – as reported	$.29	$.16
Basic – pro-forma	.24	.14
Diluted – as reported	$.26	$.15
Diluted – pro-forma	.22	.13
Weighted average common and common equivalent shares outstanding:
Basic – as reported	7,107	7,130
Basic – pro-forma	7,107	7,130
Diluted – as reported	8,066	8,052
Diluted – pro-forma	7,762	7,880

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 48% in 2005 and 2004; risk-free interest rates of 3.65% in 2005 and 2.87% to 3.87% in 2004; estimated forfeiture of 2% in 2005 and 2% to 5% in 2004; and expected life of 5 years for 2005 and 3 to 5 years for 2004.

Note 4: Net Earnings Per Share

     The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

     For the quarters ended March 31, 2005 and 2004, 959,594 and 922,156 common share equivalents were included in the computation of diluted net earnings per share, respectively.

     All outstanding options during the quarters ended March 31, 2005 and 2004 were included in the computation of diluted net earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.

Note 5: Legal Proceedings

     On July 9, 2004, the Company received a letter from NCR Corporation, or NCR, stating that NCR believed the Company may be infringing certain NCR patents, and offered a license to these patents “on commercially reasonable terms.” Effective April 28, 2005, the Company entered into a patent license agreement with NCR under which NCR granted the Company and its affiliates a royalty-free, paid up license under specified patents and a covenant not to assert infringement with respect to all other NCR patents for a term extending until March 10, 2019. In connection with the license agreement, the Company will pay NCR a paid up license fee of $750,000, $250,000 upon execution and $500,000 by December 23, 2005.

Note 6: Stock Repurchase Program

     On May 6, 2005, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next twelve months.

     On May 13, 2004, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next twelve months. No shares were repurchased under this plan during the three months ended March 31, 2005.

     On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next twelve months. Under this plan, 389,466 shares of common stock at a total cost of approximately $5,148,000 were repurchased during the three months ended March 31, 2004.

Note 7: Segment Information

     The Company operates in two business segments. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on clothing, equipment and footwear through main, specialty and Buyer’s Club Advantage ™ catalogs and two ecommerce websites. TGW markets and sells golf equipment, apparel and accessories through one ecommerce website and catalogs. On June 29, 2004, TSG acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C.

     Business Segment Comparisons (in thousands):

	Three Months Ended March 31,
	2005	2004
Net Sales
The Sportsman’s Guide	$49,995	$44,594
The Golf Warehouse	14,331	—

Total	$64,326	$44,594

Earnings from Operations
The Sportsman’s Guide	$2,092	$1,782
The Golf Warehouse	1,218	—

Total	$3,310	$1,782

Depreciation and Amortization
The Sportsman’s Guide	$271	$333
The Golf Warehouse	122	—

Total	$393	$333

Capital Expenditures
The Sportsman’s Guide	$62	$32
The Golf Warehouse	85	—

Total	$147	$32

Assets
The Sportsman’s Guide	$35,361	$52,806
The Golf Warehouse	39,924	—

Total	$75,285	$52,806

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are a multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/accessories. We market our high-quality products through catalogs and ecommerce websites. We currently have two reportable business segments, The Sportsman’s Guide, or TSG, our original business, and The Golf Warehouse, or TGW, acquired in 2004. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two ecommerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf equipment, apparel and accessories through one ecommerce website, www.TGW.com, catalogs and one retail store.

     Our business was founded in 1970 and incorporated as TSG in 1977. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value-pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers’ close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs, which allowed us to utilize a customized marketing plan to individual customer groups. We established TSG’s Internet presence in 1996 and completed the launch of TSG’s online retail store in April 1998. TSG’s orders generated through the Internet have grown rapidly since that time with product orders on the websites accounting for approximately 44.2% of total catalog and Internet orders for the quarter ended March 31, 2005. In the fall of 2000, we began to aggressively promote and sell the Buyer’s Club membership program. In addition, unique catalogs (Buyer’s Club Advantage™) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.

     On June 29, 2004, we acquired The Golf Warehouse, L.L.C. TGW is an on-line and catalog retailer of golf equipment, apparel and accessories. TGW markets and sells golf related merchandise primarily through its website, www.TGW.com and through catalogs. The majority of TGW’s total orders are generated through the Internet. TGW’s first catalog was published in the winter of 2002.

Fiscal Year

     Our fiscal quarter ends on the Sunday nearest March 31 for 2005 and 2004, but for the clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2005 and 2004 each consisted of 13 weeks.

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

     TSG’s customers can purchase one-year memberships in our Buyer’s Club for a $29.99 annual fee. TSG also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees are deferred and recognized in income as the individual member earns discounts during the membership period. The member earns discounts when the ordered merchandise has been shipped from our warehouse or from our factory direct vendors’ facility. The calculation of earned membership fees is performed at an individual customer level. At the time merchandise ordered by a club member is shipped, a portion of the club fee equal to the discount earned by the customer on the specific shipment is recognized in income. This is calculated for each shipment on an individual member basis until the program-to-date discounts earned equal the annual membership fee. Any remaining deferred or unearned membership fees are recognized in income after the expiration of the membership period. Any unearned membership fees are refundable to the customer at any time during the membership period. Members are entitled to the specified discounts throughout the membership period, but no other services are provided by the Company to members. Given the uncertain buying patterns of Buyer’s Club members, we believe it is appropriate to recognize in income a portion of each member’s club fee as the member orders merchandise and earns discounts even though this method can result in the Company recognizing in income the entire membership fee before expiration of the membership period. Membership fee revenue recognized was $2.7 million and $2.4 million during the three months ended March 31, 2005 and 2004, respectively.

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

Stock Options

     We account for our stock options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in our consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required in order to show our net earnings as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 3 to our consolidated financial statements. The fair values of options and shares issued pursuant to our option plans at each grant date were estimated using the Black-Scholes option-pricing model. Assumptions used in this model to generate estimated fair values include the expected dividend yield and price volatility of the underlying stock, risk-free interest rates, and estimated forfeitures and terms of the options. Differences in any of the above assumptions could change the initial fair value calculations. In particular, the estimates of the stock price volatility and the expected option terms generally have the most effect on the estimated initial fair value calculation. Material increases in the initial estimates of stock price volatility and/or expected option terms would typically increase the estimated fair value of an option.

Results of Operations

     The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	69.2	68.3

Gross profit	30.8	31.7
Selling, general and administrative expenses	25.6	27.7

Earnings from operations	5.2	4.0
Miscellaneous income, net	—	—

Earnings before income taxes	5.2	4.0
Income tax expense	1.9	1.4

Net earnings	3.3%	2.6%

Comparison of Quarters Ended March 31, 2005 and 2004

	The Sportsman’s Guide		The Golf Warehouse		Consolidated
	2005	2004	2005	2004	2005	2004
Net sales	$49,995	$44,594	$14,331	$—	$64,326	$44,594
Earnings from operations	$2,092	$1,782	$1,218	$—	$3,310	$1,782

     Net Sales. Consolidated net sales for the quarter ended March 31, 2005 of $64.3 million were $19.7 million or approximately 44.2% higher than sales of $44.6 million during the same period last year. The increase in consolidated net sales, quarter over quarter, was primarily a result of including the net sales from the newly-acquired TGW and higher net sales from TSG. The acquisition of TGW was effective June 29, 2004, making the third quarter of 2004 the first quarter for inclusion of TGW’s net sales, operations and earnings. Net sales for TSG increased 12.1% when compared to the quarter ended March 31, 2004 primarily as a result of increased Internet sales.

     As of the end of the first quarter in 2005, the Buyer’s Club membership had increased to approximately 384,000, up approximately 7.5% over the membership count one year ago.

     Orders generated through the Internet for the quarter ended March 31, 2005 were approximately 44.2% of TSG’s total Internet and catalog orders compared to approximately 39.6% during the same period last year. The majority of TGW’s total orders for the quarter ended March 31, 2005 were generated through the Internet. Orders generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet offers placed by telephone. Internet related orders continue to grow, quarter over quarter, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.

     Gross returns and allowances for the quarter ended March 31, 2005 were $3.8 million, or 5.6% of gross sales, compared to $3.1 million, or 6.5% of gross sales, during the same period last year. The decrease in gross returns and allowances, as a percentage of gross sales, were primarily due to favorable trends in actual customer return activity at TSG and overall lower customer returns, as a percentage of gross sales, at TGW which traditionally have been lower than TSG’s customer return rates.

     Gross Profit. Consolidated gross profit for the quarter ended March 31, 2005 was $19.8 million, or 30.8% of net sales, compared to $14.1 million, or 31.7% of net sales, during the same period last year. The decrease in consolidated gross profit, as a percentage of net sales, was primarily due to TSG’s gross profit being lower in the first quarter of 2005 when compared to the prior period last year due to higher shipping costs and a higher percentage of lower margin factory direct merchandise sales. The increase in shipping costs was largely due to a rate increase and an increase in the average weight of the products sold in the first quarter of 2005 with sales increases in the product categories of lawn and garden, truck accessories and ammunition. Another contributing factor was the inclusion of lower product margin sales of TGW. TGW’s product margins are traditionally lower than those of TSG. Our gross profit may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales. We expect cost of sales to increase in absolute dollars in the next quarter, when compared to the prior year, with the inclusion of operations of TGW.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the quarter ended March 31, 2005 were $16.5 million, or 25.6% of net sales, compared to $12.3 million, or 27.7% of net sales, for the same period last year.

     Consolidated selling, general and administrative expenses, as a percentage of net sales, were lower compared to the same quarter a year ago primarily as a result of the inclusion of TGW’s selling, general and administrative expenses, which historically have been lower than those of TSG. TSG’s selling, general and administrative expenses, as a percentage of net sales, for the first quarter of 2005 were lower compared to the first quarter of 2004 as a result of lower order processing costs with the increased sales generated through the Internet and lower general and administrative expenses. TGW’s selling, general and administrative expenses, as a percentage of net sales, traditionally have been lower than TSG’s with a higher percentage of its sales generated from the Internet coupled with a higher average customer order amount.

     The increase in consolidated selling, general and administrative expenses for the first quarter of 2005, in dollars, compared to the first quarter of 2004, was primarily due to the inclusion of TGW’s expenses and greater advertising spending by TSG from an increase in catalog circulation. We expect our consolidated selling, general and administrative expense to increase in absolute dollars in the next quarter, when compared to the prior year, with the inclusion of operations of TGW.

     Total consolidated catalog circulation during the first quarter of 2005 was 13.3 million catalogs compared to 11.0 million catalogs during the first quarter of 2004. The 2005 catalogs mailed include 1.4 million catalogs (two editions) circulated by TGW. TSG mailed nine catalog editions consisting of three main catalogs, three Buyer’s Club Advantage™ catalogs and three specialty catalogs during the quarters ended March 31, 2005 and 2004.

     Consolidated advertising expense for the quarter ended March 31, 2005 was $8.9 million, or 13.9% of net sales, compared to $6.6 million, or 14.8% of net sales, for the same period last year. The decrease in consolidated advertising expense, as a percentage of net sales, compared to the same period last year was primarily due to the inclusion of TGW. TGW’s advertising expense as a percentage of net sales is lower than the traditional TSG percentage as a result of its higher percentage of Internet driven sales. The increase in consolidated advertising expense, in dollars, in the first quarter of 2005 was primarily due to the inclusion of TGW’s advertising expense and an increase in TSG’s advertising expense with the increase in catalog circulation.

     Earnings from Operations. Earnings from operations for the quarter ended March 31, 2005 were $3.3 million compared to $1.8 million for the quarter ended March 31, 2004. The increase in earnings from operations was largely due to the inclusion of TGW’s earnings, as well as growth and improved performance by TSG.

     Interest Expense. Interest expense for the quarter ended March 31, 2005 was $64,000. There was no interest expense for the quarter ended March 31, 2004. Interest expense incurred in the first quarter of 2005 was related to the debt from the acquisition of TGW.

     Income Tax. Income tax expense for the quarter ended March 31, 2005 was $1.2 million compared to $0.7 million for the quarter ended March 31, 2004. The income tax expense for the quarters ended March 31, 2005 and 2004 reflects our anticipated effective tax rates for the year.

     Net Earnings. As a result of the above factors, net earnings increased by $0.9 million, or 79.6%, to $2.1 million for the quarter ended March 31, 2005 from $1.2 million for the same period last year.

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

     TGW’s business is also seasonal. Sales leading up to and during Father’s Day and the Christmas holiday selling seasons have historically contributed to a higher percentage of TGW’s annual sales and net earnings than other periods. TGW also incurs higher expenses related to building inventory to meet higher demand during these seasons.

     The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Net sales	$64,326
Gross profit	19,782
Earnings from operations	3,310
Net earnings	2,096
Net earnings per share:
Basic	.26
Diluted	.29

2004
Net sales	$44,594	$38,861	$56,554	$92,453
Gross profit	14,128	12,137	16,415	31,701
Earnings from operations	1,782	1,208	1,851	7,418
Net earnings	1,167	797	1,069	4,558
Net earnings per share:
Basic	.16	.11	.15	.65
Diluted	.15	.10	.13	.57

Per share amounts set forth above have been adjusted to give effect to the 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record on March 25, 2005.

Note: The acquisition of The Golf Warehouse, L.L.C. was effective June 29, 2004. The third quarter of 2004 was the first quarter for inclusion of TGW’s net sales, operations and earnings.

Liquidity and Capital Resources

     We meet our operating cash requirements through funds generated from operations and borrowings under our revolving credit facility.

     Working Capital. We had working capital of $8.3 million as of March 31, 2005 compared to $5.7 million as of December 31, 2004, with current ratios of 1.2 to 1 and 1.1 to 1, respectively. The increase in working capital of $2.6 million was primarily due to the increase in net earnings from operations and lower accounts payable and accrued expenses.

     We purchase large quantities of manufacturers’ close-outs and direct imports, particularly in the footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.

     TSG’s Buyer’s Club members are entitled to participate in a credit plan with no finance charges, known as the “Buyer’s Club 4-Pay Plan”. Under this plan, TSG charges Club members’ credit cards for four consecutive monthly payments. TSG had outstanding customer receivables of $1.6 million at March 31, 2005 compared to $2.6 million at December 31, 2004. This 4-Pay program will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.

     On June 29, 2004, we entered into an amended Credit Agreement with Wells Fargo Bank, National Association, providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring on September 30, 2007. The revolving line of credit is for working capital and letters of credit and proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility, if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank’s prime rate less 0.15% or, at our option, fixed term LIBOR plus 2.5 percentage points, provided certain financial ratios are met. The revolving credit line and term loan are collateralized by substantially all of our assets.

     All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of March 31, 2005, we were in compliance with all applicable covenants under the amended Credit Agreement. We had no borrowings against the revolving credit line as of March 31, 2005 and December 31, 2004. Outstanding letters of credit were $1.3 million at March 31, 2005 compared to $1.9 million at December 31, 2004. We had a remaining balance of $5.0 million against the term loan at March 31, 2005 and December 31, 2004, which is payable September 30, 2007.

     Operating Activities. Cash flows used in operating activities for the quarter ended March 31, 2005 were $5.7 million compared to $11.0 million for the same period last year. The decrease in cash flows used in operating activities, for the first quarter, was primarily the result of lower inventory purchases and lower income tax payments.

     Investing Activities. Cash flows used in investing activities during the quarter ended March 31, 2005 were $155,000 compared to $32,000 during the same period last year. Capital expenditures during the first quarter of 2005 included computer equipment, leasehold improvements and warehouse and office equipment.

     Financing Activities. Cash flows provided by financing activities during the quarter ended March 31, 2005 were $66,000 compared to cash flows used in financing activities of $4.4 million during the same period last year. Cash flows used in financing activities during the first quarter of 2004 were primarily comprised of payments to repurchase our common stock. On May 5, 2003, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 389,466 shares of common stock at a total cost of approximately $5.1 million were repurchased during the first quarter ended March 31, 2004. There were no repurchases of our common stock during the first quarter of 2005. During the first quarter of 2005 and 2004, we did not borrow under the revolving line of credit.

     We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months and the foreseeable future. Future acquisitions or other transactions may require us to obtain additional sources of financing.

New Accounting Pronouncements

     In 2004, the FASB revised Statement No. 123 (FAS 123R), Accounting for Stock Based Compensation. FAS 123R eliminates the alternative to use APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic value method of accounting that was provided in FAS 123 as originally issued. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, this Statement is effective at the beginning of the first fiscal year that begins after June 15, 2005. We have not yet finished our financial assessment of the implementation of FAS 123R, which we will adopt on January 1, 2006.

Forward-Looking Statements

     This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate” and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in Exhibit 99.1 “Risk Factors” to our Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     We do not have any material, near-term market rate risk.

Item 4. Controls and Procedures.

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     On July 9, 2004, we received a letter from NCR Corporation, or NCR, stating that NCR believed that we may be infringing certain NCR patents, and offered a license to these patents on “commercially reasonable terms.” Effective April 28, 2005, we entered into a patent license agreement with NCR under which NCR granted us and our affiliates a royalty-free, paid up license under specified patents and a covenant not to assert infringement with respect to all other NCR patents for a term extending until March 10, 2019. In connection with the license agreement, we will pay NCR a paid up license fee of $750,000, $250,000 upon execution and $500,000 by December 23, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our annual meeting of shareholders was held May 6, 2005, at which the following matters were submitted to a vote of shareholders:

1.	Election of seven directors.

Nominee	For	Withheld
Gregory R. Binkley	4,049,670	347,891
Charles B. Lingen	4,044,511	353,050
Gary Olen	3,513,352	884,209
William T. Sena	4,021,160	376,401
Jay A. Leitch	4,048,910	348,651
Darold D. Rath	4,080,900	316,661
Ronald G. Olson	4,109,325	288,236

2.	Ratification of the engagement of Grant Thornton LLP as our independent registered public accounting firm for 2005:

For	Against	Abstain	Broker Non-Votes
4,309,274	66,828	21,459	0

     Our board of directors, at the request of management, withdrew the proposal for approval of the 2005 Stock Incentive Plan prior to the annual meeting. As a result of this withdrawal, the proposal was not acted upon at the annual meeting and the 2005 Stock Incentive Plan will not be implemented at this time.

Item 6. Exhibits

     Exhibits

     31 Rule 13a-14(a)/15d-14(a) Certifications

     32 Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SPORTSMAN’S GUIDE, INC.
Date: May 13, 2005	/s/ Charles B. Lingen
Charles B. Lingen
Executive Vice President of Finance and Administration/Chief Financial Officer