Form 10-K/A
period 2004-12-31
SPORTSMANS GUIDE INC
filed 2005-06-24
CIK 791450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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
      The following table sets forth certain historical financial and operating data for the periods indicated. The Consolidated Statement of Operations Data and Consolidated Balance Sheet Data as of and for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our consolidated financial statements audited by Grant Thornton LLP, independent registered public accounting firm and have been restated to reflect adjustments to our Form 10-K and 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2004 that are fully discussed in Note A-2 to our consolidated financial statements, “Restatement of Financial Statements” and in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K/A. The Selected Operating Data as of and for the periods indicated were derived or computed from our circulation or accounting records or the Consolidated Statement of Operations Data identified above. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our restated consolidated financial statements and notes thereto.

	Years Ended December 31,(1)

	2004(2)	2003	2002	2001	2000

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$232,465	$194,757	$179,005	$167,820	$154,764
Cost of sales	158,081	130,639	120,707	113,086	103,471

Gross profit	74,384	64,118	58,298	54,734	51,293
Selling, general and administrative expenses	62,122	54,467	51,983	51,344	53,574

Earnings (loss) from operations	12,262	9,651	6,315	3,390	(2,281)
Interest expense	(361)	—	(1)	(237)	(1,432)
Miscellaneous income (expense), net	(2)	24	(297)	(349)	(294)

Earnings (loss) before income taxes	11,899	9,675	6,017	2,804	(4,007)
Income tax expense (benefit)	4,306	3,482	2,198	668	(894)

Net earnings (loss)	$7,593	$6,193	$3,819	$2,136	$(3,113)

Net earnings (loss) per share(3):
Basic	$1.07	$.86	$.54	$.30	$(.44)

Diluted	$.95	$.78	$.51	$.30	$(.44)

Weighted average shares outstanding(3):
Basic	7,078	7,178	7,129	7,123	7,123

Diluted	7,985	7,935	7,501	7,138	7,123

Selected Operating Data:
Gross profit as a percentage of net sales	32.0%	32.9%	32.6%	32.6%	33.1%
Selling, general and administrative expenses as a percentage of net sales	26.7%	28.0%	29.0%	30.6%	34.6%
Total catalogs mailed(4)	50,482	46,359	45,762	47,989	62,498
Total active customers(5)	1,255	1,005	977	1,039	1,045
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,616	$32,054	$17,152	$8,592	$1,344
Working capital	4,533	23,555	16,841	11,923	8,114
Total assets	80,914	64,468	50,178	42,641	39,081
Note payable-bank	5,000	—	—	—	5,225
Shareholders’ equity	29,872	25,616	19,394	15,314	13,178

(1)	Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal year 2004 consisted of 53 weeks and fiscal years 2003, 2002, 2001 and 2000 each consisted of 52 weeks.

(2)	On June 29, 2004, we acquired The Golf Warehouse, L.L.C. The third quarter of 2004 was the first quarter for inclusion of The Golf Warehouse’s net sales, operations and earnings.

(3)	See Note A-13 in the notes to consolidated financial statements. Per share amounts and shares outstanding have been adjusted to give effect to a 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record as of March 25, 2005.

(4)	Total catalogs mailed reflects the total number of catalogs expensed during the applicable period.

(5)	An “active customer” is defined as a customer who has purchased merchandise from us within 12 months preceding the end of the period indicated. Specific individuals with multiple contact names or multiple contact addresses may be considered as more than one active customer.
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
Restatement of Financial Statements
      In May 2005, the staff of the Division of Corporation Finance of the Securities and Exchange Commission, in connection with its review of our 2004 Annual Report on Form 10-K, issued a comment letter stating it believed our existing revenue recognition policy relating to the Buyer’s Club membership fees was inconsistent with Staff Accounting Bulletin (SAB) 104.
      After discussions with the Commission, our management made a determination, in consultation with our independent registered public accounting firm, that we would change our accounting for Buyer’s Club membership fees. As a result, our management and the Audit Committee of our Board of Directors concluded on June 22, 2005 that our previously issued consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 would be restated.
      Historically, our Buyer’s Club membership fees were deferred and recognized in income as the individual member placed orders and earned discounts during the membership period. At the time merchandise ordered by a club member was shipped, a portion of the club fee in an amount equal to the discount earned by the member on the specific shipment was recognized in income. Any remaining deferred or unearned membership fees were recognized in income after the expiration of the membership period.
      We have changed our accounting for Buyer’s Club membership fees by applying a SFAS No. 48 based accounting model as described in Question 1 of SAB Topic 13A4. Under this policy, membership fees, net of estimated refunds for club membership cancellations, are deferred and recognized in income on a straight-line basis over the remaining membership term. Estimated refunds are recorded as a liability and reduced when refunds are given or upon membership expiration. This change in our revenue recognition policy relating to the Buyer’s Club membership fees, when compared to our previous policy, will tend to delay the recognition of fee income especially in the fourth quarter with the first three quarters of the next fiscal year benefiting from the change.
      See Note A-2 to our consolidated financial statements for a summary of the effects of these restatement adjustments on the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of earnings and shareholders’ equity for each of the three years in the period ended December 31, 2004. See also Note L to our consolidated financial statements for the quarterly effects of these restatement adjustments. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporates the effects of these restatement adjustments.
Material Weakness and Remediation
      In connection with the restatement, we have concluded that we have a material weakness in our internal control over financial reporting with respect to the appropriate interpretation of accounting principles. This material weakness has resulted in a restatement of our previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three year period ended December 31, 2004, and the financial information for each of the quarters in 2004 and 2003, to reflect an application of accounting guidance related to our Buyer’s Club membership fees consistent with SAB 104.
      We have incorporated in our accounting policy for the Buyer’s Club membership fees the guidance of a SFAS No. 48 based accounting model as described in Question 1 of SAB Topic 13A4. To address the material weakness in our internal control over financial reporting identified above, we will continue to review and monitor changes and developments in the accounting literature relating to revenue recognition to ensure compliance with applicable accounting standards.
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
      TSG’s customers can purchase one-year memberships in our Buyer’s Club for a $29.99 annual fee. TSG also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees, net of estimated refunds for club membership cancellations, are deferred and recognized in income on a straight-line basis over the remaining membership term. Estimated refunds are recorded as a liability and reduced when refunds are given or upon membership expiration.

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

Stock Options
      We account for our options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in our consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required in order to show our net earnings as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note A-12 to our consolidated financial statements. The fair values of options and shares issued pursuant to our option plans at each grant date were estimated using the Black-Scholes option-pricing model. Assumptions used in this model to generate estimated fair values include the expected dividend yield and price volatility of the underlying stock, risk-free interest rates, and estimated forfeitures and terms of the options. Differences in any of the above assumptions could change the initial fair value calculations. In particular, the estimates of the stock price volatility and the expected option terms generally have the most significant effect on the estimated initial fair value calculation. Material increases in the initial estimates of stock price volatility and/or expected option terms would typically increase the estimated fair value of an option.
Results of Operations
      The following table sets forth, for the periods indicated, information from our consolidated statements of earnings expressed as a percentage of net sales:

	Years Ended December 31,

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.0	67.1	67.4

Gross profit	32.0	32.9	32.6
Selling, general and administrative expenses	26.7	28.0	29.0

Earnings from operations	5.3	4.9	3.6
Interest and miscellaneous expense, net	0.1	—	0.2

Earnings before income taxes	5.2	4.9	3.4
Income tax expense	1.9	1.8	1.3

Net earnings	3.3%	3.1%	2.1%

Comparison of Years Ended December 31, 2004 and 2003

	The Sportsman’s Guide		The Golf Warehouse		Consolidated

	2004	2003	2004	2003	2004	2003

	(Restated)	(Restated)			(Restated)	(Restated)
Net sales	$207,224	$194,757	$25,241	$—	$232,465	$194,757
Earnings from operations	$10,695	$9,651	$1,567	$—	$12,262	$9,651
      Net Sales. Consolidated net sales for 2004 of $232.5 million were $37.7 million or 19.4% higher than net sales of $194.8 million for 2003. The increase in consolidated net sales for 2004 was primarily a result of including the sales from the newly-acquired TGW and higher net sales from TSG. The acquisition of TGW was effective June 29, 2004 making the third quarter of 2004 the first quarter for inclusion of TGW’s net sales, operations and earnings. Net sales for TSG increased 6.4% when compared to the year ended 2003 primarily as a result of increased Internet sales. With fiscal 2004 consisting of 53 weeks, the additional week had the effect of increasing our annual net sales by approximately $4.1 million.
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
      Consolidated advertising expense for 2004 was $32.8 million or 14.1% of net sales compared to $29.4 million or 15.1% of net sales for 2003. The decrease in consolidated advertising expense, as a percentage of net sales, for 2004 compared to 2003 was primarily due to the increase in TSG’s net sales generated from the Internet and the inclusion of TGW since the acquisition on June 29, 2004. TGW’s advertising expense as a percentage of net sales is lower than the traditional TSG percentage as a result of its higher percentage of Internet driven sales coupled with a higher average customer order amount.
      The increase in consolidated advertising expense for 2004 was primarily due to an increase in TSG’s catalog circulation and the inclusion of TGW’s advertising expense since the acquisition on June 29, 2004.

      Earnings from Operations. Earnings from operations were $12.3 million or 5.3% of net sales during 2004 compared to $9.7 million or 4.9% of net sales during 2003. The increase in earnings from operations was largely due to the inclusion of TGW’s earnings since the acquisition on June 29, 2004, as well as growth and improved performance in TSG. The additional week in fiscal 2004 had minimal effect on our earnings from operations.
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
Comparison of Years Ended December 31, 2003 and 2002
      Net Sales. Net sales for 2003 of $194.8 million were $15.8 million or 8.8% higher than net sales of $179.0 million for 2002. The increase in net sales was primarily due to higher sales generated from product offerings on the Internet and in our catalogs. Internet related sales continue to grow, year over year, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs. For 2003, catalog related sales increased slightly over the prior year’s sales level primarily a result of an increase in our catalog circulation.
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
      Gross Profit. Gross profit for 2003 was $64.1 million or 32.9% of net sales compared to $58.3 million or 32.6% of net sales in 2002. The increase in the gross profit percentage for the year was primarily due to an improvement in product margins offset somewhat by higher shipping costs. The increase in product margins in 2003 was primarily driven by an increase in sales of higher margin, direct import products. The higher shipping costs were largely due to an increase in the average weight of our outgoing shipments to our customers.
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
      Earnings from Operations. Earnings from operations were $9.7 million or 4.9% of net sales during 2003 compared to $6.3 million or 3.6% of net sales during 2002. The increase in earnings from operations was primarily due to the higher level of Internet sales.
      Interest Expense. There was no interest expense for 2003 compared to $1,000 for the same period last year. During 2003 and 2002, we did not borrow under the revolving line of credit.
      Income Taxes. Income tax expense for 2003 was $3.5 million compared to $2.2 million for 2002.
      Net Earnings. As a result of the above factors, net earnings for 2003 were $6.2 million compared to $3.8 million for 2002.
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
      The following table provides certain unaudited financial information for each of the quarters shown:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
2004
Net sales	$44,811	$39,553	$57,039	$91,062
Gross profit	14,345	12,829	16,900	30,310
Earnings from operations	1,999	1,900	2,336	6,027
Net earnings	1,308	1,240	1,377	3,668
Net earnings per share:
Basic	.18	.18	.20	.52
Diluted	.16	.16	.17	.46
2003
Net sales	$43,887	$38,678	$41,711	$70,481
Gross profit	14,335	12,581	13,039	24,163
Earnings from operations	1,605	1,679	1,615	4,752
Net earnings	1,045	1,054	1,029	3,065
Net earnings per share:
Basic	.15	.15	.14	.42
Diluted	.14	.13	.13	.38
Per share amounts set forth above have been adjusted to give effect to a 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record as of March 25, 2005.

Note:	The acquisition of The Golf Warehouse, L.L.C. was effective June 29, 2004. The third quarter of 2004 was the first quarter for inclusion of TGW’s net sales, operations and earnings.

Liquidity and Capital Resources
      Working Capital. We had working capital of $4.5 million as of December 31, 2004 compared to $23.6 million as of December 31, 2003, with current ratios of 1.1 to 1 and 1.6 to 1, respectively. The decrease of $19.1 million was primarily due to the utilization of excess cash in the acquisition of TGW effective June 29, 2004.
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
      As discussed in Note A-2 to the consolidated financial statements, the consolidated financial statements have been restated.
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
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2005 (except for the ninth paragraph of Management’s Report on Internal Control Over Financial Reporting (as restated), as to which the date is June 22, 2005), expressed an unqualified opinion on management’s assessment (as restated) of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 14, 2005 (except for Note J, as to which the date is April 28, 2005 and except for the restatement discussed in Note A-2, as to which the date is June 22, 2005)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Sportsman’s Guide, Inc.
      We have audited management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting, (as restated), that The Sportsman’s Guide, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of the material weakness identified in management’s assessment, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2004: an interpretation of accounting principles related to the Company’s Buyer’s Club membership fees not consistent with Staff Accounting Bulletin 104. This material weakness resulted in the restatements of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarters in 2004 and 2003.
      This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 financial statements (as restated), and this report does not affect our report dated March 14, 2005 (except for Note J, as to which the date is April 28, 2005 and except for the restatement discussed in Note A-2, as to which the date is June 22, 2005) on those financial statements.
      As stated in the ninth paragraph of Management’s Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been restated. In our opinion, management’s assessment (as restated) that The Sportsman’s Guide, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Sportsman’s Guide, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Sportsman’s Guide, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 14, 2005 (except for Note J, as to which the date is April 28, 2005 and except for the restatement discussed in Note A-2, as to which the date is June 22, 2005), expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 14, 2005 (except for the ninth paragraph of Management’s Report on Internal Control Over Financial Reporting (as restated), as to which the date is June 22, 2005)

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(Restated)	(Restated)
	(In thousands, except share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$8,616	$32,054
Accounts receivable — net	3,955	3,034
Inventory	29,148	18,874
Promotional material	3,578	2,565
Prepaid expenses and other	3,123	1,871
Deferred income taxes	1,767	3,822

Total current assets	50,187	62,220
Property and Equipment — Net	2,693	2,248

Other Assets
Goodwill	17,176	—
Trade and domain name	10,200	—
Other intangibles	658	—

Total other assets	28,034	—

Total assets	$80,914	$64,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,832	$18,950
Accrued expenses	7,146	5,891
Income taxes payable	1,982	3,107
Deferred revenue	7,314	6,425
Returns reserve	2,318	2,240
Customer deposits and other liabilities	3,062	2,052

Total current liabilities	45,654	38,665
Long-Term Liabilities
Note payable — bank	5,000	—
Deferred income taxes	305	54
Other	83	133

Total long-term liabilities	5,388	187

Total liabilities	51,042	38,852
Commitments and Contingencies	—	—
Shareholders’ Equity
Common Stock — $.01 par value; 36,800,000 shares authorized; 7,097,746 and 7,239,481 shares issued and outstanding at December 31, 2004 and 2003	71	72
Additional paid-in capital	8,024	11,592
Accumulated other comprehensive income	232	—
Retained earnings	21,545	13,952

Total shareholders’ equity	29,872	25,616

Total liabilities and shareholders’ equity	$80,914	$64,468

The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Net sales	$232,465	$194,757	$179,005
Cost of sales	158,081	130,639	120,707

Gross profit	74,384	64,118	58,298
Selling, general and administrative expenses	62,122	54,467	51,983

Earnings from operations	12,262	9,651	6,315
Interest expense	(361)	—	(1)
Miscellaneous income (expense), net	(2)	24	(297)

Earnings before income taxes	11,899	9,675	6,017
Income tax expense	4,306	3,482	2,198

Net earnings	$7,593	$6,193	$3,819

Net earnings per share:
Basic	$1.07	$.86	$.54

Diluted	$.95	$.78	$.51

Weighted average common and common equivalent shares outstanding:
Basic	7,078	7,178	7,129

Diluted	7,985	7,935	7,501

The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Stock	Other		Total
			Paid-In	Subscription	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Capital	Receivable	Income	Earnings	Equity	Income

						(Restated)	(Restated)	(Restated)
	(In thousands)
Balances at December 31, 2001	7,123	$71	$11,541	$(238)	—	$3,940	$15,314
Exercise of stock options	8	—	23	—	—	—	23
Payment of stock subscription receivable	—	—	—	238	—	—	238
Net earnings	—	—	—	—	—	3,819	3,819	$3,819

Total comprehensive income								$3,819

Balances at December 31, 2002	7,131	71	11,564	—	—	7,759	19,394
Exercise of stock options	256	3	650	—	—	—	653
Tax benefit related to exercise of stock options	—	—	554	—	—	—	554
Repurchase of common stock	(148)	(2)	(1,176)	—	—	—	(1,178)
Net earnings	—	—	—	—	—	6,193	6,193	$6,193

Total comprehensive income								$6,193

Balances at December 31, 2003	7,239	72	11,592	—	—	13,952	25,616
Exercise of stock options	291	3	1,088	—	—	—	1,091
Tax benefit related to exercise of stock options	—	—	1,070	—	—	—	1,070
Repurchase of common stock	(432)	(4)	(5,726)	—	—	—	(5,730)
Net earnings	—	—	—	—	—	7,593	7,593	$7,593
Other comprehensive income — marketable securities	—	—	—	—	232	—	232	232

Total comprehensive income								$7,825

Balances at December 31, 2004	7,098	$71	$8,024	$—	$232	$21,545	$29,872

The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
	(In thousands)
Cash flows from operating activities:
Net earnings	$7,593	$6,193	$3,819
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	1,431	1,322	1,579
Deferred income taxes	2,306	(813)	(1,161)
Tax benefit related to exercise of stock options	1,070	554	—
Change in deferred compensation	232	—	—
Loss on disposal of property and equipment	—	9	310
Other	9	6	13
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(842)	(20)	(255)
Inventory	(4,009)	1,719	483
Promotional material	(842)	(25)	1,074
Prepaid expenses and other	(1,091)	(743)	(200)
Income taxes payable	(1,125)	1,225	(302)
Accounts payable	259	2,720	1,029
Accrued expenses	964	1,995	1,114
Customer deposits and other liabilities	1,460	2,212	1,724

Cash flows provided by operating activities	7,415	16,354	9,227
Cash flows from investing activities:
Purchases of property and equipment	(772)	(941)	(928)
Business acquisition	(30,442)	—	—
Other	—	14	—

Cash flows used in investing activities	(31,214)	(927)	(928)
Cash flows from financing activities:
Proceeds from note payable to bank	12,500	—	—
Principal payments on note payable to bank	(7,500)	—	—
Proceeds from exercise of stock options	1,091	652	23
Repurchase of common stock	(5,730)	(1,177)	—
Proceeds from payment of stock subscription receivable	—	—	238

Cash flows provided by (used in) financing activities	361	(525)	261

Increase (decrease) in cash and cash equivalents	(23,438)	14,902	8,560
Cash and cash equivalents at beginning of the year	32,054	17,152	8,592

Cash and cash equivalents at end of the year	$8,616	$32,054	$17,152

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$360	$—	$1
Income taxes	3,560	2,567	3,661
Cash received during the year for:
Income tax refund	$1,505	$—	$—
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
2. Restatement of Financial Statements
      In May 2005, the staff of the Division of Corporation Finance of the Securities and Exchange Commission, in connection with its review of the Company’s 2004 Annual Report on Form 10-K, issued a comment letter stating it believed the Company’s existing revenue recognition policy relating to the Buyer’s Club membership fees was inconsistent with Staff Accounting Bulletin (SAB) 104.
      After discussions with the Commission, the Company’s management made a determination, in consultation with the Company’s independent registered public accounting firm, that the Company would change its accounting for Buyer’s Club membership fees. As a result, the Company’s management and the Audit Committee of the Board of Directors concluded on June 22, 2005 that the Company’s previously issued consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 would be restated.
      Historically, the Company’s Buyer’s Club membership fees were deferred and recognized in income as the individual member placed orders and earned discounts during the membership period. At the time merchandise ordered by a club member was shipped, a portion of the club fee in an amount equal to the discount earned by the member on the specific shipment was recognized in income. Any remaining deferred or unearned membership fees were recognized in income after the expiration of the membership period.
      The Company has changed its accounting for Buyer’s Club membership fees by applying a SFAS No. 48 based accounting model as described in Question 1 of SAB Topic 13A4. Under this policy, membership fees, net of estimated refunds for club membership cancellations, are deferred and recognized in income on a straight-line basis over the remaining membership term. Estimated refunds are recorded as a liability and reduced when refunds are given or upon membership expiration. This change in the Company’s revenue recognition policy relating to the Buyer’s Club membership fees, when compared to the Company’s previous policy, will tend to delay the recognition of fee income especially in the fourth quarter with the first three quarters of the next fiscal year benefiting from the change.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
      Following is a summary of the effects of these restatement adjustments on the consolidated balance sheets as of December 31, 2004 and 2003 (in thousands):

	As Reported	Adjustments	Restated

December 31, 2004
Current deferred income tax asset	$1,122	$645	$1,767
Total current assets	49,542	645	50,187
Total assets	80,269	645	80,914
Deferred revenue	5,520	1,794	7,314
Customer deposits and other liabilities	3,021	41	3,062
Total current liabilities	43,819	1,835	45,654
Total liabilities	49,207	1,835	51,042
Retained earnings	22,735	(1,190)	21,545
Total shareholders’ equity	31,062	(1,190)	29,872
Total liabilities and shareholders’ equity	80,269	645	80,914

	As Reported	Adjustments	Restated

December 31, 2003
Current deferred income tax asset	$3,176	$646	$3,822
Total current assets	61,574	646	62,220
Total assets	63,822	646	64,468
Deferred revenue	4,623	1,802	6,425
Customer deposits and other liabilities	2,016	36	2,052
Total current liabilities	36,827	1,838	38,665
Total liabilities	37,014	1,838	38,852
Retained earnings	15,144	(1,192)	13,952
Total shareholders’ equity	26,808	(1,192)	25,616
Total liabilities and shareholders’ equity	63,822	646	64,468
      Following is a summary of the effects of these restatement adjustments on the consolidated statements of earnings for the three years ended December 31, 2004 (in thousands, except per share data). See Note L to consolidated financial statements for the effects of these restatement adjustments for the individual quarters:

	Year ended December 31, 2004

	As Reported	Adjustments	Restated

Net sales	$232,462	$3	$232,465
Gross profit	74,381	3	74,384
Earnings from operations	12,259	3	12,262
Earnings before income taxes	11,896	3	11,899
Income tax expense	4,305	1	4,306
Net earnings	$7,591	$2	$7,593
Net earnings per share:
Basic	$1.07	—	$1.07
Diluted	$.95	—	$.95

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year ended December 31, 2003

	As Reported	Adjustments	Restated

Net sales	$194,703	$54	$194,757
Gross profit	64,064	54	64,118
Earnings from operations	9,597	54	9,651
Earnings before income taxes	9,621	54	9,675
Income tax expense	3,463	19	3,482
Net earnings	$6,158	$35	$6,193
Net earnings per share:
Basic	$.86	—	$.86
Diluted	$.78	—	$.78

	Year ended December 31, 2002

	As Reported	Adjustments	Restated

Net sales	$179,315	$(310)	$179,005
Gross profit	58,608	(310)	58,298
Earnings from operations	6,625	(310)	6,315
Earnings before income taxes	6,327	(310)	6,017
Income tax expense (benefit)	2,310	(112)	2,198
Net earnings	$4,017	$(198)	$3,819
Net earnings per share:
Basic	$.56	$(.02)	$.54
Diluted	$.54	$(.03)	$.51
      Following is a summary of the effects of these restatement adjustments on the consolidated statements of changes in shareholders’ equity as of December 31, 2002 and 2001 (in thousands):

	December 31, 2002

	As Reported	Adjustments	Restated

Retained earnings	$8,986	$(1,227)	$7,759

	December 31, 2001

	As Reported	Adjustments	Restated

Retained earnings	$4,969	$(1,029)	$3,940
3. Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
4. Revenue Recognition
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
      TSG’s customers can purchase one-year memberships in the Company’s Buyer’s Club for a $29.99 annual fee. TSG also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees, net of estimated membership fee refunds, are deferred and recognized in income on a straight-line basis over the remaining membership term. Estimated refunds are recorded as a liability and reduced when refunds are given or upon membership expiration.
      The following schedule depicts the changes to the deferred revenue and membership fee refund obligations for the three years ended December 31, 2004, 2003 and 2002 (in thousands):

	Years ended December 31,

	2004	2003	2002

Deferred revenue:
Beginning balance	$6,425	$5,566	$4,549
Fees received from club members	11,819	10,828	9,396
Fees recognized in income	(10,813)	(9,863)	(8,285)
Provision for refunds	(117)	(106)	(94)
Ending balance	$7,314	$6,425	$5,566

Refund obligations:
Beginning balance	$36	$32	$26
Provision for refunds	117	106	94
Refunds paid	(112)	(102)	(88)
Ending balance	$41	$36	$32
5. Cost of Sales and Selling, General and Administrative Expenses
      The Company’s consolidated cost of sales primarily consists of merchandise acquisition costs, including related buying and inbound freight costs, as well as receiving, inspection, handling and distribution labor and material costs and third party shipping costs. A portion of the occupancy costs related to the fulfillment departments is included in cost of sales with the remaining portion of the occupancy costs and all related depreciation included in selling, general and administrative expenses.
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
6. Cash and Cash Equivalents
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
7. Accounts Receivable
      Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing a credit plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $124,000 and $146,000 at December 31, 2004 and 2003.
8. Inventory
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
9. Promotional Material and Advertising Costs
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
10. Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes external and incremental internal costs of developing computer software for internal use that represent major enhancements and/or replacements of operating and management systems. Depreciation and amortization is computed using the straight-line method.
11. Goodwill, Intangible and Other Long-Lived Assets
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
12. Stock Options
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

	Years ended December 31,

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Net earnings as reported	$7,593	$6,193	$3,819
Deduct: Total stock-based employee compensation expense under the fair value method for all awards, net of related tax effects	(934)	(452)	(180)

Pro-forma net earnings	$6,659	$5,741	$3,639

Earnings per share:
Basic — as reported	$1.07	$.86	$.54
Basic — pro-forma	.94	.80	.51
Diluted — as reported	$.95	$.78	$.51
Diluted — pro-forma	.86	.73	.49
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
13. Net Earnings Per Share
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
14. Fiscal Year
      The Company’s fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, all periods are described as if the year end is December 31. Fiscal year 2004 consisted of 53 weeks. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.
15. Fair Values of Financial Instruments
      Due to their short-term nature, the carrying value of the Company’s financial assets and liabilities approximates their fair values.
16. Use of Estimates in Preparing Financial Statements
      Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

      Pursuant to the Membership Interest Purchase Agreement dated June 29, 2004, $4.0 million of the estimated purchase price was deposited into an escrow account to provide for post-closing adjustments, any breach of the sellers’ representations and warranties, or undisclosed liabilities. In accordance with and subject to the escrow agreement, the escrow agent shall distribute amounts (net of claims) from the escrow account to the Sellers as follows (in thousands):

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
      For the years ended December 31:

	2004	2003

	(Restated)	(Restated)
Net sales	$259,545	$237,183
Net earnings	8,081	6,681
Basic net earnings per share	1.14	.93
Diluted net earnings per share	1.01	.84
NOTE E — INCOME TAXES
      The provision for income tax expense consists of the following (in thousands):

	Years ended December 31,

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
Current
Federal	$1,934	$4,253	$3,337
State	66	42	22

	2,000	4,295	3,359
Deferred
Federal	2,306	(813)	(1,161)

	$4,306	$3,482	$2,198

      Differences between income tax expense and amounts derived by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Years ended December 31,

	2004	2003	2002

U.S. federal statutory rate	34.0%	34.0%	34.0%
State taxes	0.6	0.4	0.3
Other	1.6	1.6	2.2

	36.2%	36.0%	36.5%

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — INCOME TAXES (Continued)
      The components of deferred taxes consist of the following (in thousands):

	December 31,	December 31,
	2004	2003

	(Restated)	(Restated)
Current deferred tax assets (liabilities):
Inventory	$682	$736
Vacation accrual	214	174
Returns reserve	854	852
Promotional material	(732)	(238)
Prepaid expenses	(345)	(333)
Deferred revenue	645	2,193
Other	449	438

Current deferred tax asset	1,767	3,822
Long-term deferred tax assets (liabilities):
Internally developed software	(923)	(923)
Amortization of intangible assets	(347)	—
Depreciation	965	869

Long-term deferred tax liability	(305)	(54)

Net deferred tax asset	$1,462	$3,768

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

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
      Business Segment Comparisons (in thousands):

	Years ended
	December 31,

	2004	2003

	(Restated)	(Restated)
Net Sales
The Sportsman’s Guide	$207,224	$194,757
The Golf Warehouse	25,241	—

Total	$232,465	$194,757

Earnings From Operations
The Sportsman’s Guide	$10,695	$9,651
The Golf Warehouse	1,567	—

Total	$12,262	$9,651

Depreciation and Amortization
The Sportsman’s Guide	$1,214	$1,322
The Golf Warehouse	217	—

Total	$1,431	$1,322

Capital Expenditures
The Sportsman’s Guide	$546	$941
The Golf Warehouse	226	—

Total	$772	$941

Assets
The Sportsman’s Guide	$40,138	$64,468
The Golf Warehouse	40,776	—

Total	$80,914	$64,468

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
NOTE K — ADVERTISING EXPENSE
      Selling, general and administrative expenses include advertising expenses of $32.8 million, $29.4 million and $29.2 million for the years ended December 31, 2004, 2003 and 2002.
NOTE L — INTERIM FINANCIAL INFORMATION (UNAUDITED), AS RESTATED
      The following table provides certain unaudited financial information for each of the quarters shown (in thousands except per share data):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As		As		As		As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

2004
Net sales	$44,594	$44,811	$38,861	$39,553	$56,554	$57,039	$92,453	$91,062
Gross profit	14,128	14,345	12,137	12,829	16,415	16,900	31,701	30,310
Earnings from operations	1,782	1,999	1,208	1,900	1,851	2,336	7,418	6,027
Net earnings	1,167	1,308	797	1,240	1,069	1,377	4,558	3,668
Net earnings per share:
Basic	.16	.18	.11	.18	.15	.20	.65	.52
Diluted	.15	.16	.10	.16	.13	.17	.57	.46
2003
Net sales	$43,749	$43,887	$38,041	$38,678	$41,213	$41,711	$71,700	$70,481
Gross profit	14,197	14,335	11,944	12,581	12,541	13,039	25,382	24,163
Earnings from operations	1,467	1,605	1,042	1,679	1,117	1,615	5,971	4,752
Net earnings	957	1,045	646	1,054	710	1,029	3,845	3,065
Net earnings per share:
Basic	.13	.15	.09	.15	.10	.14	.53	.42
Diluted	.12	.14	.08	.13	.09	.13	.47	.38

Note:	The acquisition of The Golf Warehouse, L.L.C. was effective June 29, 2004. The third quarter of 2004 was the first quarter for inclusion of TGW’s net sales, operations and earnings.

The Sportsman’s Guide, Inc. and Subsidiaries
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charged to:	Charged to:
	Beginning	Costs and	Other Accounts —		Deductions —		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

	(in thousands of dollars)
Allowance for Doubtful Accounts
December 31, 2004	$146	$101	$—		$123	(B)	$124
December 31, 2003	$195	$56	$—		$105	(B)	$146
December 31, 2002	$211	$105	$—		$121	(B)	$195
Inventory Reserves
December 31, 2004	$1,351	$(356)	$160	(A)	$193	(C)	$962
December 31, 2003	$1,492	$70	$—		$211	(C)	$1,351
December 31, 2002	$1,138	$475	$—		$121	(C)	$1,492
Returns Reserve
December 31, 2004	$2,240	$10,570	$74	(A)	$10,566	(D)	$2,318
December 31, 2003	$1,738	$9,176	$—		$8,674	(D)	$2,240
December 31, 2002	$1,402	$9,040	$—		$8,704	(D)	$1,738

(A)	Represents the addition of The Golf Warehouse’s inventory reserve and returns reserve as a result of the acquisition on June 29, 2004.

(B)	Represents write off of bad debts.

(C)	Represents loss on inventory liquidations.

(D)	Represents actual net returns from customers.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      In May 2005, the staff of the Division of Corporation Finance of the Securities and Exchange Commission, in connection with its review of our 2004 Annual Report on Form 10-K, issued a comment letter stating it believed our revenue recognition policy relating to the Buyer’s Club membership fees was inconsistent with Staff Accounting Bulletin (SAB) 104.
      After discussions with the Commission, our management made a determination, in consultation with our independent registered public accounting firm, that we would change our accounting for Buyer’s Club membership fees. As a result, our management and the Audit Committee of our Board of Directors concluded on June 22, 2005 that our previously issued consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 would be restated.
      As provided in paragraph 140 of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting. In light of the restatement, management concluded that a material weakness in our internal control over financial reporting with respect to the appropriate interpretation of accounting principles existed as of the end of the period covered by this report.

      The following has been amended to reflect the restatement, which is discussed further in Note A-2 to our consolidated financial statements.
      Evaluation of Disclosure Controls and Procedures — We have established disclosure controls and procedures to ensure that material information relating to the Company, including our subsidiaries, is made known to the officers who verify our financial reports and to other members of senior management and our Board of Directors. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, and solely as a result of the material weakness in our internal control over financial reporting identified below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
      Management’s Report on Internal Control Over Financial Reporting (as restated) — The management of The Sportsman’s Guide, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      In our Annual Report on Form 10-K for the year ended December 31, 2004 filed March 17, 2005, and Form 10-K/ A for the year ended December 31, 2004 filed May 12, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, in connection with the restatement, management identified a material weakness in our internal control over financial reporting with respect to the appropriate interpretation of accounting principles. As a result, we did not account for recognition of Buyer’s Club membership fees consistent with SAB 104. This material weakness resulted in a restatement of our previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three year period ended December 31, 2004, and the financial information for each of the quarters in 2004 and 2003.
      Based on our evaluation under the framework in Internal Control — Integrated Framework, and solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded our internal control over financial reporting was not effective as of December 31, 2004. Our management assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      Changes in Internal Control Over Financial Reporting — We have incorporated in our accounting policy for the Buyer’s Club membership fees the guidance of a SFAS No. 48 based accounting model as described in Question 1 of SAB Topic 13A4. To address the material weakness in our internal control over financial reporting identified above, we will continue to review and monitor changes and developments in the accounting literature relating to revenue recognition to ensure compliance with applicable accounting standards.
      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to March 31, 2005, we took the remedial action described above.
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

See Exhibit Index at page 58 of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SPORTSMAN’S GUIDE, INC.

By	/s/Gregory R. Binkley

Gregory R. Binkley
President and Chief Executive Officer
Date: June 24, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ Gregory R. Binkley Gregory R. Binkley		President, Chief Executive Officer and Director (principal executive officer)	June 24, 2005

/s/ Charles B. Lingen Charles B. Lingen		Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	June 24, 2005

* William T. Sena		Chairman of the Board of Directors	June 24, 2005

* Gary Olen		Director	June 24, 2005

* Jay A. Leitch		Director	June 24, 2005

* Darold D. Rath		Director	June 24, 2005

Ronald G. Olson		Director	June 24, 2005

*By	/s/ Gregory R. Binkley Gregory R. Binkley, Attorney-In-Fact

EXHIBIT INDEX

Exhibit		Description

2.1		Membership Interest Purchase Agreement dated as of June 29, 2004 by and among TGW Acquisition Corporation, The Golf Warehouse, L.L.C., Sports Capital Partners, L.P., Sports Capital Warehouse, L.P., Sports Capital Partners (CEV), L.L.C., Marney Enterprises, Inc., Mark S. Marney, R. Michael Marney, and Richard D. Marney (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 13, 2004)

3.1		Restated Articles of Incorporation as restated through March 5, 1997 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 27, 1996, File No. 0-15767)

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to Form S-18 Registration Statement No. 33-4496C filed April 1, 1986)

4.1		Specimen of the Company’s Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May 8, 1986)

4.2		Rights Agreement dated as of May 11, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 11, 1999)

10.1	*	The Company’s 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 27, 1991)

10.2		Industrial Real Estate Lease between the Company and CB Commercial Real Estate Group, Inc. dated April 22, 1993 (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)

10.3		Amendment to Industrial Real Estate Lease between the Company and American Real Estate Holdings, L.P. dated February 23, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998)

10.4		Industrial Real Estate Lease between the Company and AMB Property, L.P. as amended May 24, 1999 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1999)

10.5		Lease Agreement dated November 19, 1999 between Stephen L. Clark, as trustee of the Steve Clark Trust, created pursuant to a Trust Agreement dated October 4, 1996 (‘Clark”) and The Golf Warehouse, L.L.C. (‘TGW”) as amended by First Amendment Agreement dated March 1, 2003 between U.S. Business Centers, L.L.C. as successor to Clark and TGW and Second Amendment Agreement dated July 9, 2004 between U.S. Business Centers, L.L.C. and TGW (previously filed)

10.6		Sublease dated July 5, 2004 between Facilitech, Inc. dba Business Interiors and The Golf Warehouse, L.L.C. (previously filed)

10.7		Credit Agreement by and between the Company and Wells Fargo Bank, National Association dated June 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004)

10.8	*	Form of Stock Option Agreement pursuant to the Company’s 1994 Non-Qualified Performance Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 27, 1996)

10.9	*	The Company’s 1996 Stock Option Plan (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 27, 1996)

10.10	*	Form of Employment Agreement with members of senior management (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form S-2 Registration Statement No. 333-31111 filed January 2, 1998)

Exhibit		Description

10.11	*	Agreement between the Company and Gary Olen dated June 28, 2002 for the use of name, likeness and services (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002)

10.12	*	The Company’s 1999 Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 1999)

10.13	*	The Sportsman’s Guide, Inc. Deferred Compensation Plan effective September 1, 2002 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002)

10.14	*	The Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004)

10.15	*	Form of Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)

10.16	*	Annual Bonus Program (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)

10.17	*	Fees for Nonemployee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 2, 2005)

10.18	*	Form of Employment Agreement between The Golf Warehouse, Inc. and members of TGW management (incorporated by reference to Exhibit 7.1(h) to Exhibit 2.1 to Form 8-K dated July 13, 2004)

14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003)

21.1		Subsidiaries of the Company (previously filed)

23.1		Consent of Grant Thornton LLP

24.1		Powers of Attorney of each person whose name is signed to this report pursuant to a power of attorney (previously filed)

31.1		Rule 13a-14(a)/15d-14(a) Certifications

32.1		Section 1350 Certifications

99.1		Risk Factors
      Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.