Form 10-Q/A
period 2005-03-31
SPORTSMANS GUIDE INC
filed 2005-06-24
CIK 791450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$2,851	$8,616
Accounts receivable – net	2,996	3,955
Inventory	30,380	29,148
Promotional material	4,085	3,578
Prepaid expenses and other	3,577	3,123
Deferred income taxes	1,461	1,767

Total current assets	45,350	50,187
Property and Equipment – Net	2,493	2,693

Other Assets
Goodwill	17,183	17,176
Trade and domain name	10,200	10,200
Other intangibles	613	658

Total other assets	27,996	28,034

Total assets	$75,839	$80,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,501	$23,832
Accrued expenses	5,051	7,146
Income taxes payable	585	1,982
Deferred revenue	6,968	7,314
Returns reserve	1,762	2,318
Customer deposits and other liabilities	3,199	3,062

Total current liabilities	38,066	45,654
Long-Term Liabilities
Note payable – bank	5,000	5,000
Deferred income taxes	440	305
Other	61	83

Total long-term liabilities	5,501	5,388

Total liabilities	43,567	51,042

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock-$.01 par value; 36,800,000 shares authorized; 7,119,105 shares issued and outstanding at March 31, 2005 and 7,097,747 shares issued and outstanding at December 31, 2004	71	71
Additional paid-in capital	8,193	8,024
Accumulated other comprehensive income	206	232
Retained earnings	23,802	21,545

Total shareholders’ equity	32,272	29,872

Total liabilities and shareholders’ equity	$75,839	$80,914

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

For the Three Months Ended
March 31, 2005 and 2004
(In thousands, except per share data)

	2005	2004
	(Restated)	(Restated)
Net sales	$64,578	$44,811
Cost of sales	44,544	30,466

Gross profit	20,034	14,345
Selling, general and administrative expenses	16,472	12,346

Earnings from operations	3,562	1,999
Interest expense	(64)	—
Miscellaneous income, net	68	42

Earnings before income taxes	3,566	2,041
Income tax expense	1,309	733

Net earnings	$2,257	$1,308

Net earnings per share:
Basic	$.32	$.18

Diluted	$.28	$.16

Weighted average common and common equivalent shares outstanding:
Basic	7,107	7,130

Diluted	8,066	8,052

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended
March 31, 2005 and 2004
(In thousands)

	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net earnings	$2,257	$1,308
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	393	333
Deferred income taxes	441	1,032
Tax benefit related to exercise of stock options	100	649
Change in deferred compensation	(26)	—
Changes in assets and liabilities:
Accounts receivable	959	887
Inventory	(1,232)	(4,158)
Promotional material	(507)	(1,057)
Prepaid expenses and other	(454)	(618)
Income taxes receivable	—	(655)
Income taxes payable	(1,397)	(3,107)
Accounts payable	(3,331)	(2,926)
Accrued expenses	(2,095)	(2,597)
Customer deposits and other liabilities	(784)	(57)

Cash flows used in operating activities	(5,676)	(10,966)
Cash flows from investing activities:
Purchases of property and equipment	(147)	(32)
Business acquisition	(8)	—

Cash flows used in investing activities	(155)	(32)
Cash flows from financing activities:
Payments on long-term debt	(3)	—
Proceeds from exercise of stock options	69	786
Repurchase of common stock	—	(5,148)

Cash flows provided by (used in) financing activities	66	(4,362)

Decrease in cash and cash equivalents	(5,765)	(15,360)
Cash and cash equivalents at beginning of the quarter	8,616	32,054

Cash and cash equivalents at end of the quarter	$2,851	$16,694

Supplemental disclosure of cash flow information
Cash paid during the quarter for:
Interest	$63	$—
Income taxes	2,165	2,810

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

     Following is a summary of the effects of these restatement adjustments on the consolidated balance sheets as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005			December 31, 2004

	As			As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Current deferred income tax asset	$907	$554	$1,461	$1,122	$645	$1,767

Total current assets	$44,796	$554	$45,350	$49,542	$645	$50,187

Total assets	$75,285	$554	$75,839	$80,269	$645	$80,914

Deferred revenue	$5,417	$1,551	$6,968	$5,520	$1,794	$7,314

Customer deposits and other liabilities	$3,167	$32	$3,199	$3,021	$41	$3,062

Total current liabilities	$36,483	$1,583	$38,066	$43,819	$1,835	$45,654

Total liabilities	$41,984	$1,583	$43,567	$49,207	$1,835	$51,042

Retained earnings	$24,831	$(1,029)	$23,802	$22,735	$(1,190)	$21,545

Total shareholders’ equity	$33,301	$(1,029)	$32,272	$31,062	$(1,190)	$29,872

Total liabilities and shareholders’ equity	$75,285	$554	$75,839	$80,269	$645	$80,914

     Following is a summary of the effects of these restatement adjustments on the consolidated statements of earnings for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004

	As			As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net sales	$64,326	$252	$64,578	$44,594	$217	$44,811

Gross profit	$19,782	$252	$20,034	$14,128	$217	$14,345

Earnings from operations	$3,310	$252	$3,562	$1,782	$217	$1,999

Earnings before income taxes	$3,314	$252	$3,566	$1,824	$217	$2,041

Income tax expense	$1,218	$91	$1,309	$657	$76	$733

Net earnings	$2,096	$161	$2,257	$1,167	$141	$1,308

Net earnings per share:

Basic	$0.29	$0.03	$0.32	$0.16	$0.02	$0.18

Diluted	$0.26	$0.02	$0.28	$0.15	$0.01	$0.16

Note 3: Stock Split

     On March 1, 2005, the Board of Directors of the Company announced a 3-for-2 stock split of its common stock to be effected in the form of a 50% stock dividend, payable on April 15, 2005 to shareholders of record on March 25, 2005. Per share amounts and shares outstanding have been adjusted to give effect to the 3-for-2 stock split.

Note 4: Stock Options

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

     The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

	Quarters Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net earnings as reported	$2,257	$1,308
Deduct: Total stock-based employee compensation expense under the fair value method for all awards, net of related tax effects	(376)	(182)

Pro-forma net earnings	$1,881	$1,126

Earnings per share:
Basic – as reported	$.32	$.18
Basic – pro-forma	.26	.16
Diluted – as reported	$.28	$.16
Diluted – pro-forma	.24	.14
Weighted average common and common equivalent shares outstanding:
Basic – as reported	7,107	7,130
Basic – pro-forma	7,107	7,130
Diluted – as reported	8,066	8,052
Diluted – pro-forma	7,762	7,880

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

Note 5: Net Earnings Per Share

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

Note 7: Stock Repurchase Program

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

Note 8: Segment Information

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

     Business Segment Comparisons (in thousands):

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net Sales
The Sportsman’s Guide	$50,247	$44,811
The Golf Warehouse	14,331	—

Total	$64,578	$44,811

Earnings from Operations
The Sportsman’s Guide	$2,344	$1,999
The Golf Warehouse	1,218	—

Total	$3,562	$1,999

Depreciation and Amortization
The Sportsman’s Guide	$271	$333
The Golf Warehouse	122	—

Total	$393	$333

Capital Expenditures
The Sportsman’s Guide	$62	$32
The Golf Warehouse	85	—

Total	$147	$32

Assets
The Sportsman’s Guide	$35,915	$53,376
The Golf Warehouse	39,924	—

Total	$75,839	$53,376

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

Material Weakness and Remediation

     In connection with the restatement, we have concluded that we have a material weakness in our internal control over financial reporting with respect to the appropriate interpretation of accounting principles. This material weakness has resulted in a restatement of our previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three year period ended December 31, 2004, and the financial information for each of the quarters in 2004 and 2003, and our consolidated financial statements as of March 31, 2005 and 2004 and for each of the quarters then ended, to reflect an application of accounting guidance related to our Buyer’s Club membership fees consistent with SAB 104.

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

Stock Options

     We account for our stock options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in our consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required in order to show our net earnings as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 4 to our consolidated financial statements. The fair values of options and shares issued pursuant to our option plans at each grant date were estimated using the Black-Scholes option-pricing model. Assumptions used in this model to generate estimated fair values include the expected dividend yield and price volatility of the underlying stock, risk-free interest rates, and estimated forfeitures and terms of the options. Differences in any of the above assumptions could change the initial fair value calculations. In particular, the estimates of the stock price volatility and the expected option terms generally have the most effect on the estimated initial fair value calculation. Material increases in the initial estimates of stock price volatility and/or expected option terms would typically increase the estimated fair value of an option.

Results of Operations

     The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net sales	100.0%	100.0%
Cost of sales	69.0	68.0

Gross profit	31.0	32.0
Selling, general and administrative expenses	25.5	27.5

Earnings from operations	5.5	4.5
Miscellaneous income, net	—	—

Earnings before income taxes	5.5	4.5
Income tax expense	2.0	1.6

Net earnings	3.5%	2.9%

Comparison of Quarters Ended March 31, 2005 and 2004

	The Sportsman’s Guide		The Golf Warehouse		Consolidated
	2005	2004	2005	2004	2005	2004
	(Restated)	(Restated)			(Restated)	(Restated)
Net sales	$50,247	$44,811	$14,331	$—	$64,578	$44,811
Earnings from operations	$2,344	$1,999	$1,218	$—	$3,562	$1,999

     Net Sales. Consolidated net sales for the quarter ended March 31, 2005 of $64.6 million were $19.8 million or approximately 44.1% higher than sales of $44.8 million during the same period last year. The increase in consolidated net sales, quarter over quarter, was primarily a result of including the net sales from the newly-acquired TGW and higher net sales from TSG. The acquisition of TGW was effective June 29, 2004, making the third quarter of 2004 the first quarter for inclusion of TGW’s net sales, operations and earnings. Net sales for TSG increased 12.1% when compared to the quarter ended March 31, 2004 primarily as a result of increased Internet sales.

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

     Gross returns and allowances for the quarter ended March 31, 2005 were $3.8 million, or 5.6% of gross sales, compared to $3.1 million, or 6.4% of gross sales, during the same period last year. The decrease in gross returns and allowances, as a percentage of gross sales, were primarily due to favorable trends in actual customer return activity at TSG and overall lower customer returns, as a percentage of gross sales, at TGW which traditionally have been lower than TSG’s customer return rates.

     Gross Profit. Consolidated gross profit for the quarter ended March 31, 2005 was $20.0 million, or 31.0% of net sales, compared to $14.3 million, or 32.0% of net sales, during the same period last year. The decrease in consolidated gross profit, as a percentage of net sales, was primarily due to TSG’s gross profit being lower in the first quarter of 2005 when compared to the prior period last year due to higher shipping costs and a higher percentage of lower margin factory direct merchandise sales. The increase in shipping costs was largely due to a rate increase and an increase in the average weight of the products sold in the first quarter of 2005 with sales increases in the product categories of lawn and garden, truck accessories and ammunition. Another contributing factor was the inclusion of lower product margin sales of TGW. TGW’s product margins are traditionally lower than those of TSG. Our gross profit may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales. We expect cost of sales to increase in absolute dollars in the next quarter, when compared to the prior year, with the inclusion of operations of TGW.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses for the quarter ended March 31, 2005 were $16.5 million, or 25.5% of net sales, compared to $12.3 million, or 27.5% of net sales, for the same period last year.

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

     Consolidated advertising expense for the quarter ended March 31, 2005 was $8.9 million, or 13.8% of net sales, compared to $6.6 million, or 14.8% of net sales, for the same period last year. The decrease in consolidated advertising expense, as a percentage of net sales, compared to the same period last year was primarily due to the inclusion of TGW. TGW’s advertising expense as a percentage of net sales is lower than the traditional TSG percentage as a result of its higher percentage of Internet driven sales. The increase in consolidated advertising expense, in dollars, in the first quarter of 2005 was primarily due to the inclusion of TGW’s advertising expense and an increase in TSG’s advertising expense with the increase in catalog circulation.

     Earnings from Operations. Earnings from operations for the quarter ended March 31, 2005 were $3.6 million compared to $2.0 million for the quarter ended March 31, 2004. The increase in earnings from operations was largely due to the inclusion of TGW’s earnings, as well as growth and improved performance by TSG.

     Interest Expense. Interest expense for the quarter ended March 31, 2005 was $64,000. There was no interest expense for the quarter ended March 31, 2004. Interest expense incurred in the first quarter of 2005 was related to the debt from the acquisition of TGW.

     Income Tax. Income tax expense for the quarter ended March 31, 2005 was $1.3 million compared to $0.7 million for the quarter ended March 31, 2004. The income tax expense for the quarters ended March 31, 2005 and 2004 reflects our anticipated effective tax rates for the year.

     Net Earnings. As a result of the above factors, net earnings increased by $1.0 million , or 72.6%, to $2.3 million for the quarter ended March 31, 2005 from $1.3 million for the same period last year.

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

     The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
2005
Net sales	$64,578
Gross profit	20,034
Earnings from operations	3,562
Net earnings	2,257
Net earnings per share:
Basic	.32
Diluted	.28

2004
Net sales	$44,811	$39,553	$57,039	$91,062
Gross profit	14,345	12,829	16,900	30,310
Earnings from operations	1,999	1,900	2,336	6,027
Net earnings	1,308	1,240	1,377	3,668
Net earnings per share:
Basic	.18	.18	.20	.52
Diluted	.16	.16	.17	.46

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

     Working Capital. We had working capital of $7.3 million as of March 31, 2005 compared to $4.5 million as of December 31, 2004, with current ratios of 1.2 to 1 and 1.1 to 1, respectively. The increase in working capital of $2.8 million was primarily due to the increase in net earnings from operations and lower accounts payable and accrued expenses.

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

     The following has been amended to reflect the restatement, which is described further in Note 2 to our consolidated financial statements.

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report solely as a result of a material weakness in our internal control over financial reporting with respect to the appropriate interpretation of accounting principles. As a result, we did not account for recognition of Buyer’s Club membership fees consistent with SAB 104.

      We have incorporated in our accounting policy for the Buyer’s Club membership fees the guidance of a SFAS No. 48 based accounting model as described in Question 1 of SAB Topic 13A4. To address the material weakness in our internal control over financial reporting, we will continue to review and monitor changes and developments in the accounting literature relating to revenue recognition to ensure compliance with applicable accounting standards.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to March 31, 2005, we took the remedial action described above.

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