Form 10-Q
period 2005-06-30
SPORTSMANS GUIDE INC
filed 2005-08-12
CIK 791450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended June 30, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from                     to                     .
Commission File No. 015767

The Sportsman’s Guide, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1293081
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)
411 Farwell Ave., So. St. Paul, Minnesota 55075
(Address of principal executive offices)
(651) 451-3030
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐
As of August 9, 2005, there were 7,394,648 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,555	$8,616
Accounts receivable – net	2,437	3,955
Inventory	35,032	29,148
Promotional material	3,961	3,578
Prepaid expenses and other	3,558	3,123
Deferred income taxes	1,752	1,767

Total current assets	50,295	50,187
PROPERTY AND EQUIPMENT – NET	2,472	2,693
OTHER ASSETS
Goodwill	17,193	17,176
Trade and domain name	10,200	10,200
Other intangibles	1,311	658

Total other assets	28,704	28,034

Total assets	$81,471	$80,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,820	$23,832
Accrued expenses	5,359	7,146
Income taxes payable	2,192	1,982
Deferred revenue	6,149	7,314
Returns reserve	1,713	2,318
Customer deposits and other liabilities	2,799	3,062

Total current liabilities	41,032	45,654
LONG-TERM LIABILITIES
Note payable – bank	5,000	5,000
Deferred income taxes	584	305
Other	47	83
Total long-term liabilities	5,631	5,388

Total liabilities	46,663	51,042

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common Stock-$.01 par value; 36,800,000 shares authorized; 7,120,580 shares issued and outstanding at June 30, 2005, 7,097,747 issued and outstanding at December 31, 2004	71	71
Additional paid-in capital	8,206	8,024
Accumulated other comprehensive income	222	232
Retained earnings	26,309	21,545

Total shareholders’ equity	34,808	29,872

Total liabilities and shareholders’ equity	$81,471	$80,914

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
For the Three Months and Six Months Ended
June 30, 2005 and 2004
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$63,778	$39,553	$128,356	$84,364

Cost of sales	44,334	26,724	88,878	57,190

Gross profit	19,444	12,829	39,478	27,174

Selling, general and administrative expenses	15,476	10,929	31,948	23,275

Earnings from operations	3,968	1,900	7,530	3,899

Interest expense	(82)	—	(146)	—

Miscellaneous income, net	91	38	159	80

Earnings before income taxes	3,977	1,938	7,543	3,979

Income tax expense	1,470	698	2,779	1,431

Net earnings	$2,507	$1,240	$4,764	$2,548

Net earnings per share:
Basic	$.35	$.18	$.67	$.36

Diluted	$.31	$.16	$.59	$.32

Weighted average common and common equivalent shares outstanding:
Basic	7,120	7,055	7,113	7,093

Diluted	8,175	7,919	8,120	7,985

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended
June 30, 2005 and 2004
(In thousands)

	2005	2004
		(Restated)
Cash flows from operating activities:
Net earnings	$4,764	$2,548
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	763	628
Deferred income taxes	294	577
Tax benefit related to exercise of stock options	110	734
Change in deferred compensation	(10)	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,518	1,099
Inventory	(5,884)	(6,441)
Promotional material	(383)	(25)
Prepaid expenses and other	(435)	(545)
Other long-term assets	(744)	—
Income taxes payable	210	(2,690)
Accounts payable	(1,012)	(3,910)
Accrued expenses	(1,787)	(1,937)
Customer deposits and other liabilities	(2,064)	(1,045)

Cash flows used in operating activities	(4,660)	(11,009)

Cash flows from investing activities:
Purchases of property and equipment	(451)	(193)
Other	(17)	—

Cash flows used in investing activities	(468)	(193)

Cash flows from financing activities:
Payments on long-term debt	(5)	—
Proceeds from exercise of stock options	72	830
Repurchase of common stock	—	(5,148)

Cash flows provided by (used in) financing activities	67	(4,318)

Decrease in cash and cash equivalents	(5,061)	(15,520)

Cash and cash equivalents at beginning of the period	8,616	32,054

Cash and cash equivalents at end of the period	$3,555	$16,534

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest expense	$144	$—
Income taxes	$2,165	$2,810
The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: Basis of Presentation
The Sportsman’s Guide, Inc., or the Company, is a multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/accessories. The Company markets its high-quality products through ecommerce websites and catalogs. The Company currently has two reportable segments, The Sportsman’s Guide, or TSG, its original business, and The Golf Warehouse, or TGW, acquired in 2004.
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
The Company’s fiscal quarter ends on the Sunday nearest June 30 for 2005 and 2004, but for clarity of presentation, all periods are described as if the three and six month periods end June 30. Fiscal second quarters 2005 and 2004 each consisted of 13 weeks.
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
The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net earnings as reported	$2,507	$1,240	$4,764	$2,548
Deduct: Total stock-based employee compensation expense under the fair value method for all awards, net of related tax effects	392	196	768	378

Pro-forma net earnings	$2,115	$1,044	$3,996	$2,170

Earnings Per Share:
Basic – as reported	$.35	$.18	$.67	$.36
Basic – pro-forma	.30	.15	.56	.31

Diluted – as reported	$.31	$.16	$.59	$.32
Diluted – pro-forma	.27	.14	.51	.28

Weighted average common and common equivalent shares outstanding:
Basic – as reported	7,120	7,055	7,113	7,093
Basic – pro-forma	7,120	7,055	7,113	7,093

Diluted – as reported	8,175	7,919	8,120	7,985
Diluted – pro-forma	7,888	7,705	7,867	7,773
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 44% and 48% in 2005 and 48% in

2004; risk-free interest rates of 3.65% in 2005 and 3.28% to 3.87% in 2004; estimated forfeiture of 2% in 2005 and 2004; and expected life of 5 years for 2005 and expected life of 3 to 5 years in 2004.
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
For the three months and six months ended June 30, 2005, 1,054,763 and 1,006,984 common share equivalents were included in the computation of diluted net earnings per share.
For the three months and six months ended June 30, 2004, 863,417 and 892,786 common share equivalents were included in the computation of diluted net earnings per share.
All outstanding options during the three months and six months ended June 30, 2005 and 2004 were included in the computation of diluted earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.
Note 6: Repurchase of Common Stock
On May 6, 2005, the Company announced that its board of directors authorized a new plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. No shares of common stock were repurchased under this new plan during the three months ended June 30, 2005.
On May 13, 2004, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. No shares of common stock were repurchased under this plan during the three and six months ended June 30, 2005 and 2004.
On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, no shares of common stock were repurchased during the three and six months ended June 30, 2005. Under this plan, no shares of common stock were repurchased during the three months ended June 30, 2004 and 389,466 shares of common stock at a total cost of $5,148,000 were repurchased during the six months ended June 30, 2004.
Note 7: Segment Information
The Company operates in two business segments. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on clothing, equipment and footwear through main, specialty and Buyer’s Club Advantage TM catalogs and two ecommerce websites. TGW markets and sells golf equipment, apparel and accessories through one ecommerce website and catalogs. On June 29, 2004, TSG acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C.

Business Segment Comparisons (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net Sales
The Sportsman’s Guide	$43,164	$39,553	$93,411	$84,364
The Golf Warehouse	20,614	—	34,945	—

Total	$63,778	$39,553	$128,356	$84,364

Earnings from Operations
The Sportsman’s Guide	$2,086	$1,900	$4,430	$3,899
The Golf Warehouse	1,882	—	3,100	—

Total	$3,968	$1,900	$7,530	$3,899

Depreciation and Amortization
The Sportsman’s Guide	$255	$295	$526	$628
The Golf Warehouse	115	—	237	—

Total	$370	$295	$763	$628

Capital Expenditures
The Sportsman’s Guide	$263	$161	$325	$193
The Golf Warehouse	41	—	126	—

Total	$304	$161	$451	$193

Business Segment Assets (in thousands):

	As of June 30,
	2005	2004
		(Restated)
Assets
The Sportsman’s Guide	$41,882	$53,824
The Golf Warehouse	39,589	—

Total	$81,471	$53,824

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a multi-channel direct marketer of value priced outdoor gear, general merchandise and golf equipment/accessories. We currently have two reportable business segments, The Sportsman’s Guide, or TSG, our original business, and The Golf Warehouse, or TGW, acquired in 2004. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two e-commerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf equipment, apparel and accessories through one ecommerce website, www.TGW.com, catalogs and one retail store.
Our business was founded in 1970 and incorporated as TSG in 1977. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers’ close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs which allowed us to utilize a customized marketing plan to individual customer groups. We established TSG’s Internet presence in 1996 and completed the launch of TSG’s online retail store in April 1998. TSG’s orders generated through the Internet have grown rapidly since that time with product orders on the websites accounting for approximately 48.1% and 46.0% of total catalog and Internet orders for the three and six months ended June 30, 2005. In the fall of 2000, we began to aggressively promote and sell the Buyer’s Club membership program. In addition, unique catalogs (Buyer’s Club Advantage TM) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.
On June 29, 2004, we acquired The Golf Warehouse, L.L.C. TGW is an on-line and catalog retailer of golf equipment, apparel and accessories. TGW markets and sells golf related merchandise primarily through its website, www.TGW.com, and through catalogs. The majority of TGW’s total orders are generated through the Internet. TGW’s first catalog was published in the winter of 2002.
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
Fiscal Year
Our fiscal quarter ends on the Sunday nearest June 30 for 2005 and 2004, but for clarity of presentation, all periods are described as if the quarter end is June 30. Fiscal second quarter 2005 and 2004 each consisted of 13 weeks.
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
Stock Options
We account for our stock options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in our consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required in order to show our net earnings as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 4 to our consolidated financial statements. The fair values of options issued pursuant to our option plans at each grant date were estimated using the Black-Scholes option-pricing model. Assumptions used in this model to generate estimated fair values include the expected dividend yield and price volatility of the underlying stock, risk-free interest rates, and estimated forfeitures and terms of the options. Differences in any of the above assumptions could change the fair value calculations. In particular, the estimates of the stock price volatility and the expected option terms generally have the most effect on the estimated initial fair value calculation. Material increases in the initial estimates of stock price volatility and/or expected option terms would typically increase the estimated fair value of an option.

Results of Operations
The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.5	67.6	69.2	67.8

Gross profit	30.5	32.4	30.8	32.2
Selling, general and administrative expenses	24.3	27.6	24.9	27.6

Earnings from operations	6.2	4.8	5.9	4.6
Interest expense	(0.1)	—	(0.1)	—
Miscellaneous income (expense)	0.1	0.1	0.1	.01

Earnings before income taxes	6.2	4.9	5.9	4.7
Income tax expense	2.3	1.8	2.2	1.7

Net earnings	3.9%	3.1%	3.7%	3.0%

Comparison of Three Months Ended June 30, 2005 and 2004

	The Sportsman’s Guide		The Golf Warehouse		Consolidated
	2005	2004	2005	2004	2005	2004
		(Restated)				(Restated)
Net sales	$43,164	$39,553	$20,614	$—	$63,778	$39,553
Earnings from operations	$2,086	$1,900	$1,882	$—	$3,968	$1,900
Net Sales. Consolidated net sales for the three months ended June 30, 2005 of $63.8 million were $24.2 million or 61.2% higher than sales of $39.6 million during the same period last year. The increase in net sales for the second quarter was primarily the result of including the net sales from the newly acquired TGW and higher net sales from TSG. The acquisition of TGW was effective June 29, 2004, making the third quarter of 2004 the first quarter for inclusion of TGW’s net sales, operations and earnings. Net sales for TSG increased 9.1% when compared to the three months ended June 30, 2004 as a result of higher Internet sales.
As of June 30, 2005, TSG’s Buyer’s Club membership had increased to approximately 392,000, up approximately 8.2% over the membership count one year ago.
Orders generated through the Internet for the three months ended June 30, 2005 were approximately 48.1% of TSG’s total Internet and catalog orders compared to approximately 42.6% during the same period last year. The majority of TGW’s total orders for the three months ended June 30, 2005 were generated through the Internet. Orders generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet orders placed by telephone. Internet related orders continue to grow, quarter over quarter, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
Gross returns and allowances for the three months ended June 30, 2005 were $3.3 million or 4.9% of gross sales compared to $2.6 million or 6.1% of gross sales during the same period last year. The decrease in gross returns and allowances, as a percentage of gross sales, was primarily due to favorable trends in actual customer return activity at TSG and overall lower customer returns, as a percentage of gross sales, at TGW which traditionally have been lower than TSG’s customer return rates.

Gross profit. Consolidated gross profit for the three months ended June 30, 2005 was $19.4 million or 30.5% of net sales compared to $12.8 million or 32.4% of net sales during the same period last year. The decrease in consolidated gross profit, as a percentage of net sales, was primarily due to TSG’s gross profit being lower in the second quarter of 2005 when compared to the prior period due to higher shipping costs and a higher percentage of lower margin factory direct merchandise sales. The increase in shipping costs was largely due to a rate increase and an increase in the average weight of the products sold in the second quarter of 2005 with sales increases in the product categories of lawn and garden, tools, camping and ammunition. Another contributing factor was the inclusion of lower product margin sales of TGW. TGW’s product margins are traditionally lower than those of TSG. Our gross profit may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales.
Selling, general and administrative expenses. Consolidated selling, general and administrative expenses for the three months ended June 30, 2005 were $15.5 million or 24.3% of net sales compared to $10.9 million or 27.6% of net sales for the same period last year. Consolidated selling, general and administrative expenses, as a percentage of net sales, were lower compared to the same quarter a year ago primarily as a result of the inclusion of TGW’s selling, general and administrative expenses, which historically have been lower than those of TSG. TSG’s selling, general and administrative expenses, as a percentage of net sales, for the second quarter of 2005 were lower compared to the second quarter of 2004 as a result of an improved advertising rate with the increase in Internet sales. TGW’s selling, general and administrative expenses, as a percentage of net sales, traditionally have been lower than TSG’s with a higher percentage of its sales generated from the Internet coupled with a higher average customer order amount. For the second quarter of 2005, selling, general and administrative expenses included $275,000 of costs related to a proposed public offering. The registration statement for the offering was withdrawn on June 24, 2005 due to uncertain market conditions.
The increase in consolidated selling, general and administrative expenses for the second quarter of 2005, in dollars, compared to the second quarter of 2004, was primarily due to the inclusion of TGW’s expenses.
Total consolidated catalog circulation during the second quarter of 2005 was 11.0 million catalogs compared to 9.9 million catalogs during the same period last year. The catalogs mailed during the second quarter of 2005 include 1.6 million catalogs (three editions) circulated by TGW. TSG mailed eight catalog editions consisting of three main catalogs, three Buyer’s Club Advantage™ catalogs and two specialty catalog editions during the three months ended June 30, 2005 and 2004.
Consolidated advertising expense for the three months ended June 30, 2005 was $7.8 million or 12.3% of net sales compared to $5.8 million or 14.8% of net sales for the same period last year. The decrease in consolidated advertising expense, as a percentage of net sales, compared to the same period last year was primarily due to the inclusion of TGW and higher Internet sales from TSG. TGW’s advertising expense as a percentage of net sales is lower than the traditional TSG percentage as a result of its higher percentage of Internet driven sales. The increase in consolidated advertising expense, in dollars, in the second quarter of 2005 was primarily due to the inclusion of TGW’s advertising expense.
Earnings from operations. Earnings from operations for the three months ended June 30, 2005 were $4.0 million compared to $1.9 million for the same period last year. The increase in earnings from operations was largely due to the inclusion of the newly acquired TGW.
Interest expense. Interest expense for the three months ended June 30, 2005 was $82,000 compared to no interest expense for the same period last year. Interest expense incurred in the second quarter of 2005 was related to the debt from the acquisition of TGW.
Net earnings. As a result of the above factors, net earnings for the three months ended June 30, 2005 were $2.5 million compared to $1.2 million for the same period last year.
Comparison of Six Months Ended June 30, 2005 and 2004

	The Sportsman’s Guide		The Golf Warehouse		Consolidated
	2005	2004	2005	2004	2005	2004
		(Restated)				(Restated)
Net sales	$93,411	$84,364	$34,945	$—	$128,356	$84,364
Earnings from operations	$4,430	$3,899	$3,100	$—	$7,530	$3,899

Net Sales. Consolidated net sales for the six months ended June 30, 2005 of $128.4 million were $44.0 million or 52.1% higher than sales of $84.4 million during the same period last year. The increase in net sales for the first half of 2005 was primarily the result of including the net sales from the newly acquired TGW and higher net sales from TSG. The acquisition of TGW was effective June 29, 2004, making the third quarter of 2004 the first quarter for inclusion of TGW’s net sales, operations and earnings. Net sales for TSG increased 10.7% when compared to the six months ended June 30, 2004 as a result of higher Internet sales.
As of June 30, 2005, TSG’s Buyer’s Club membership had increased to approximately 392,000, up approximately 8.2% over the membership count one year ago.
Orders generated through the Internet for the six months ended June 30, 2005 were approximately 46.0% of TSG’s total Internet and catalog orders compared to approximately 40.9% during the same period last year. The majority of TGW’s total orders for the six months ended June 30, 2005 were generated through the Internet. Orders generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet orders placed by telephone. Internet related orders continue to grow, quarter over quarter, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
Gross returns and allowances for the six months ended June 30, 2005 were $7.1 million or 5.3% of gross sales compared to $5.7 million or 6.3% of gross sales during the same period last year. The decrease in gross returns and allowances, as a percentage of gross sales, was primarily due to favorable trends in actual customer return activity at TSG and overall lower customer returns, as a percentage of gross sales, at TGW which traditionally have been lower than TSG’s customer return rates.
Gross profit. Consolidated gross profit for the six months ended June 30, 2005 was $39.5 million or 30.8% of net sales compared to $27.2 million or 32.2% of net sales during the same period last year. The decrease in consolidated gross profit, as a percentage of net sales, was primarily due to TSG’s gross profit being lower in the first half of 2005 when compared to the prior period due to higher shipping costs and a higher percentage of lower margin factory direct merchandise sales. The increase in shipping costs was largely due to a rate increase and an increase in the average weight of the products sold in the first half of 2005 with sales increases in the product categories of lawn and garden, tools, truck accessories and ammunition. Another contributing factor was the inclusion of lower product margin sales of TGW. TGW’s product margins are traditionally lower than those of TSG. Our gross profit may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales.
Selling, general and administrative expenses. Consolidated selling, general and administrative expenses for the six months ended June 30, 2005 were $31.9 million or 24.9% of net sales compared to $23.3 million or 27.6% of net sales for the same period last year. Consolidated selling, general and administrative expenses, as a percentage of net sales, were lower compared to the same period a year ago primarily as a result of the inclusion of TGW’s selling, general and administrative expenses, which historically have been lower than those of TSG. TSG’s selling, general and administrative expenses, as a percentage of net sales, for the first half of 2005 were lower compared to the first half of 2004 as a result of an improved advertising rate with the increase in Internet sales. TGW’s selling, general and administrative expenses, as a percentage of net sales, traditionally have been lower than TSG’s with a higher percentage of its sales generated from the Internet coupled with a higher average customer order amount.
The increase in consolidated selling, general and administrative expenses for the first half of 2005, in dollars, compared to the first half of 2004, was primarily due to the inclusion of TGW’s expenses.
Total consolidated catalog circulation for the six months ended June 30, 2005 was 24.3 million catalogs compared to 21.0 million catalogs during the same period last year. The catalogs mailed during the first half of 2005 include 3.0 million catalogs (five editions) circulated by TGW. TSG mailed 17 catalog editions consisting of six main catalogs, six Buyer’s Club Advantage™ catalogs and five specialty catalog editions during the six months ended June 30, 2005 and 2004.
Consolidated advertising expense for the six months ended June 30, 2005 was $16.8 million or 13.1% of net sales compared to $12.5 million or 14.8% of net sales for the same period last year. The decrease in consolidated advertising expense, as a percentage of net sales, compared to the same period last year was primarily due to the inclusion of TGW and lower advertising to sales ratio experienced by TSG with the higher sales from the Internet. TGW’s advertising expense as a percentage of net sales is lower than the traditional TSG percentage as a result of its higher percentage of Internet driven sales. The increase in consolidated advertising expense, in dollars, in the first half of 2005 was primarily due to the inclusion of TGW’s advertising expense. TSG’s advertising expense, in dollars, in the first half of 2005, increased as a result of the increase in commissions to Internet affiliates.
Earnings from operations. Earnings from operations for the six months ended June 30, 2005 were $7.5 million compared to $3.9 million for the same period last year.
Interest expense. Interest expense for the six months ended June 30, 2005 was $146,000 compared to no interest expense for the same period last year. Interest expense incurred in the first half of 2005 was related to the debt from the acquisition of TGW.
Net earnings. As a result of the above factors, net earnings for the six months ended June 30, 2005 were $4.8 million compared to $2.5 million for the same period last year.
Seasonality and Quarterly Results
The majority of TSG’s sales historically occur during the second half of the year. The seasonal nature of the business is due to TSG’s focus on outdoor merchandise and related accessories for the fall, as well as winter apparel and gifts for the holiday season. We expect this seasonality will continue in the future. In anticipation of increased sales activity during the third and fourth fiscal quarters, TSG incurs significant additional expenses for hiring employees and building inventory levels.
TGW’s business is also seasonal. Sales leading up to and during Father’s Day and the Christmas holiday selling seasons have historically contributed to a higher percentage of TGW’s annual sales and net earnings than other periods. TGW also incurs higher expenses related to building inventory to meet higher demand during these seasons.
The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Sales	$64,578	$63,778
Gross profit	20,034	19,444
Earnings from operations	3,562	3,968
Net earnings	2,257	2,507
Net earnings per share:
Basic	.32	.35
Diluted	.28	.31

2004
Sales	$44,811	$39,553	$57,039	$91,062
Gross profit	14,345	12,829	16,900	30,310
Earnings from operations	1,999	1,900	2,336	6,027
Net earnings	1,308	1,240	1,377	3,668
Net earnings per share:
Basic	.18	.18	.20	.52
Diluted	.16	.16	.17	.46
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
Working Capital. We had working capital of $9.3 million as of June 30, 2005 compared to $4.5 million as of December 31, 2004, with current ratios of 1.2 to 1 and 1.1 to 1, respectively. The increase in working capital of $4.8 million was primarily due to the increase in inventory.
We purchase large quantities of manufacturers’ closeouts and direct imports, particularly in footwear and apparel merchandise categories. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.
TSG’s Buyer’s Club members are entitled to participate in a credit plan with no finance charges, known as the “Buyer’s Club 4-Pay Plan”. Under this plan, TSG charges Club members’ credit cards for four consecutive monthly payments. TSG had outstanding customer receivables of $1.4 million at June 30, 2005 compared to $2.6 million at December 31, 2004. This 4-Pay program will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.
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
All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders without consent of the bank. As of June 30, 2005, we were in compliance with all applicable covenants under the amended Credit Agreement. We had no borrowings against the revolving credit line as of June 30, 2005 and December 31, 2004. Outstanding letters of credit were $3.4 million at June 30, 2005 compared to $1.9 million at December 31, 2004. We had a remaining balance of $5.0 million against the term loan at June 30, 2005 and December 31, 2004, which is payable September 30, 2007.
Operating Activities. Cash flows used in operating activities for the six months ended June 30, 2005 were $4.7 million compared to $11.0 million for the same period last year. The decrease in cash flows used in operating activities was primarily the result of increased net earnings and higher accounts payable to vendors.
Investing Activities. Cash flows used in investing activities during the six months ended June 30, 2005 were $0.4 million compared to $0.2 million during the same period last year. Capital expenditures during the first half of 2005 included computer equipment, leasehold improvements and warehouse and office equipment.
Financing Activities. Cash flows provided by financing activities during the six months ended June 30, 2005 were $67,000 compared to cash flows used in financing activities of $4.3 million during the same period last year. The change in cash flows used in financing activities during the first half of 2005 was largely due to the repurchase of our common stock during the six months ended June 30, 2004. On May 5, 2003, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 389,466 shares of common stock at a total cost of approximately $5.1 million were repurchased during the first half of 2004. There were no repurchases of our common stock during the first half of 2005. During the first half of 2005 and 2004, we did not borrow under the revolving line of credit.
We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund operations for the next 12 months and the foreseeable future. Future acquisitions or other transactions may require us to obtain additional sources of financing.
New Accounting Pronouncements
In 2004, the FASB revised Statement No. 123 (FAS 123R), Accounting for Stock Based Compensation. FAS 123R eliminates the alternative to use APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic valued method of accounting that was provided in FAS 123 as originally issued. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, this Statement is effective at the beginning of the first fiscal year that begins after June 15, 2005. We have not yet finished our financial assessment of the implementation of FAS 123R, which we will adopt on January 1, 2006.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk.
We do not have any material, near-term, market rate risk.
Item 4. Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are control and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SPORTSMAN’S GUIDE, INC.

Date: August 12, 2005	/s/ Charles B. Lingen

Charles B. Lingen
Executive Vice President of Finance and Administration/Chief Financial Officer