Form 10-Q
period 2005-09-30
SPORTSMANS GUIDE INC
filed 2005-11-09
CIK 791450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2005, there were 7,437,649 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands of dollars, except share amounts)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,221	$8,616
Accounts receivable — net	3,044	3,955
Inventory	44,351	29,148
Promotional material	5,649	3,578
Prepaid expenses and other	3,811	3,123
Deferred income taxes	1,645	1,767

Total current assets	60,721	50,187
PROPERTY AND EQUIPMENT — NET	2,432	2,693
OTHER ASSETS
Goodwill	17,199	17,176
Trade and domain name	10,200	10,200
Other intangibles	1,248	658

Total other assets	28,647	28,034

Total assets	$91,800	$80,914

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$24,194	$23,832
Accrued expenses	6,442	7,146
Note payable — bank	4,135	—
Income taxes payable	—	1,982
Deferred revenue	5,934	7,314
Returns reserve	1,704	2,318
Customer deposits and other liabilities	3,241	3,062

Total current liabilities	45,650	45,654
LONG-TERM LIABILITIES
Note payable — bank	5,000	5,000
Deferred income taxes	786	305
Other	24	83

Total long-term liabilities	5,810	5,388

Total liabilities	51,460	51,042

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Common Stock-$.01 par value; 36,800,000 shares authorized; 7,427,649 shares issued and outstanding at September 30, 2005 and 7,097,747 shares issued and outstanding at December 31, 2004	74	71
Additional paid-in capital	11,474	8,024
Accumulated comprehensive income	294	232
Retained earnings	28,498	21,545

Total shareholders’ equity	40,340	29,872

Total liabilities & shareholders’ equity	$91,800	$80,914

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
For the Three Months and Nine Months Ended
September 30, 2005 and 2004
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$61,549	$57,039	$189,905	$141,403

Cost of sales	42,060	40,139	130,938	97,329

Gross profit	19,489	16,900	58,967	44,074

Selling, general and administrative expenses	15,983	14,564	47,931	37,839

Earnings from operations	3,506	2,336	11,036	6,235

Interest expense	(67)	(168)	(213)	(168)
Other income, net	23	—	182	80

Earnings before income taxes	3,462	2,168	11,005	6,147

Income tax expense	1,273	791	4,052	2,222

Net earnings	$2,189	$1,377	$6,953	$3,925

Net earnings per share:
Basic	$.30	$.20	$.97	$.55

Diluted	$.26	$.17	$.84	$.49

Weighted average common and common equivalent shares outstanding:
Basic	7,314	7,052	7,180	7,078

Diluted	8,457	7,968	8,233	7,980

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Nine Months Ended
September 30, 2005 and 2004
(In thousands of dollars)

	2005	2004
		(Restated)
Cash flows from operating activities:
Net earnings	$6,953	$3,925
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,125	1,079
Deferred income taxes	603	2,838
Tax benefit related to exercise of stock options	2,331	832
Other	62	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	911	389
Inventory	(15,203)	(13,300)
Promotional material	(2,071)	(1,264)
Prepaid expenses and other	(688)	(630)
Other long-term assets	(727)	—
Accounts payable	362	(2,916)
Accrued expenses	(704)	(1,719)
Income taxes payable	(1,982)	(4,244)
Customer deposits and other liabilities	(1,815)	(732)
Other long term liabilities	(47)	(46)

Cash flows used in operating activities	(10,890)	(15,788)

Cash flows from investing activities:
Purchases of property and equipment	(727)	(464)
Business acquisition	—	(30,478)
Other	(23)	—

Cash flows used in investing activities	(750)	(30,942)

Cash flows from financing activities:
Proceeds from term loan	—	12,500
Net proceeds from revolving line of credit and bank overdrafts	4,135	7,716
Payments on capital lease	(12)	(2)
Proceeds from exercise of stock options	1,936	907
Repurchase of common stock	(814)	(5,730)

Cash flows provided by financing activities	5,245	15,391

Decrease in cash and cash equivalents	(6,395)	(31,339)

Cash and cash equivalents at beginning of the period	8,616	32,054

Cash and cash equivalents at end of the period	$2,221	$715

Supplemental disclosure of cash flow information

Cash paid during the periods for:
Interest	$208	$110
Income taxes	$3,363	$2,810
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
The Company’s fiscal quarter ends on the Sunday nearest September 30 for 2005 and 2004, but for clarity of presentation, all periods are described as if the three and nine month periods end September 30. Each fiscal third quarter of 2005 and 2004 consisted of 13 weeks.
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
Note 4: Stock Options
The Company accounts for its stock options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in the Company’s consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required to be disclosed to show the Company’s net earnings as if the Company had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148.
The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net earnings as reported	$2,189	$1,377	$6,953	$3,925
Deduct: Total stock-based employee compensation expense under the fair value method for all awards, net of related tax effects	422	277	1,190	655

Pro-forma net earnings	$1,767	$1,100	$5,763	$3,270

Earnings Per Share:
Basic — as reported	$.30	$.20	$.97	$.55
Basic — pro-forma	.24	$.16	.80	$.46

Diluted — as reported	$.26	$.17	$.84	$.49
Diluted — pro-forma	.21	$.14	.72	$.42

Weighted average common and common equivalent shares outstanding:
Basic — as reported	7,314	7,052	7,180	7,078
Basic — pro-forma	7,314	7,052	7,180	7,078

Diluted — as reported	8,457	7,968	8,233	7,980
Diluted — pro-forma	8,268	7,732	8,000	7,794
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 44% to 48% in 2005 and 48% in 2004; risk-free interest rates of 3.65% in 2005 and 2.87% to 3.87% in 2004; estimated forfeiture of 2% in 2005 and 2004; and expected life of 3 to 5 years for 2005 and 2004.

Note 5: Net Earnings Per Share
The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to the stock options, when dilutive.
For the three months and nine months ended September 30, 2005, 1,142,813 and 1,052,261 common share equivalents were included in the computation of diluted net earnings per share.
For the three months and nine months ended September 30, 2004, 916,461 and 900,678 common share equivalents were included in the computation of diluted net earnings per share.
All outstanding stock options during the three months ended September 30, 2005 and 2004 were included in the computation of diluted earnings per share because the average market price of the common shares during the period exceeded the exercise price of the stock options.
Note 6: Repurchase of Common Stock
On May 6, 2005, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 39,500 shares of common stock at a total cost of $814,000 were repurchased during the three and nine months ended September 30, 2005.
On May 13, 2004, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 43,868 shares of common stock at a total cost of $583,000 were repurchased during the three and nine months ended September 30, 2004.
On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, no shares were repurchased during the three months ended September 30, 2004 and 389,466 shares of common stock at a total cost of $5,148,000 were repurchased during the nine months ended September 30, 2004.
Note 7: Segment Information
The Company operates in two business segments. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on clothing, equipment and footwear through main, specialty and Buyer’s Club Advantage ™ catalogs and two ecommerce websites. TGW markets and sells golf equipment, apparel and accessories through one ecommerce website and catalogs. On June 29, 2004, The Sportsman’s Guide, Inc. acquired 100% of the outstanding membership interests of The Golf Warehouse, LLC.

Business Segment Comparisons (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net Sales
The Sportsman’s Guide	$46,551	$44,990	$139,962	$129,354
The Golf Warehouse	14,998	12,049	49,943	12,049

Total	$61,549	$57,039	$189,905	$141,403

Earnings From Operations
The Sportsman’s Guide	$2,160	$1,965	$6,590	$5,864
The Golf Warehouse	1,346	371	4,446	371

Total	$3,506	$2,336	$11,036	$6,235

Depreciation and Amortization
The Sportsman’s Guide	$246	$297	$772	$925
The Golf Warehouse	116	154	353	154

Total	$362	$451	$1,125	$1,079

Capital Expenditures
The Sportsman’s Guide	$248	$205	$574	$398
The Golf Warehouse	28	66	153	66

Total	$276	$271	$727	$464

Business Segment Assets (in thousands):

	As of September 30,
	2005	2004
		(Restated)
Assets
The Sportsman’s Guide	$51,737	$44,604
The Golf Warehouse	40,063	37,349

Total	$91,800	$81,953

Note 8: New Accounting Pronouncements
In 2004, the FASB revised Statement No. 123 (FAS 123R), Accounting for Stock Based Compensation. FAS 123R eliminates the alternative to use APB Opinion No. 25’s Accounting for Stock Issued to Employees, intrinsic value method of accounting that was provided in FAS 123 as originally issued. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, this Statement is effective at the beginning of the first fiscal year that begins after June 15, 2005. We have not yet finished our financial assessment of the implementation of FAS 123R, which we will adopt in the first quarter of 2006.
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
Our business was founded in 1970 and incorporated as TSG in 1977. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers’ close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs which allowed us to utilize a customized marketing plan to individual customer groups. We established TSG’s Internet presence in 1996 and completed the launch of TSG’s online retail store in April 1998. TSG’s orders generated through the Internet have grown rapidly since that time with product orders on the websites accounting for approximately 46.9% and 46.3 % of total catalog and Internet orders for the three and nine months ended September 30, 2005. In the fall of 2000, we began to aggressively promote and sell the Buyer’s Club membership program. In addition, unique catalogs (Buyer’s Club Advantage TM) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.
On June 29, 2004, we acquired The Golf Warehouse, L.L.C. TGW is an on-line and catalog retailer of golf equipment, apparel and accessories. TGW markets and sells golf related merchandise primarily through its ecommerce website, www.TGW.com, and through catalogs. The majority of TGW’s total orders are generated through the Internet. TGW’s first catalog was published in the winter of 2002.

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
Fiscal Year
Our fiscal quarter ends on the Sunday nearest September 30 for 2005 and 2004, but for clarity of presentation, all periods are described as if the quarter end is September 30. Each fiscal third quarter of 2005 and 2004 consisted of 13 weeks.
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
Stock Options
We account for our stock options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in our consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required to be disclosed to show our net earnings as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 4 to our consolidated financial statements. The fair values of options issued pursuant to our option plans at each grant date were estimated using the Black-Scholes option-pricing model. Assumptions used in this model to generate estimated fair values include the expected dividend yield and price volatility of the underlying stock, risk-free interest rates, and estimated forfeitures and terms of the options. Differences in any of the above assumptions could change the fair value calculations. In particular, the estimates of the stock price volatility and the expected option terms generally have the most effect on the estimated initial fair value calculation. Material increases in the initial estimates of stock price volatility and/or expected option terms would typically increase the estimated fair value of an option.
Results of Operations
The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3	70.4	68.9	68.8

Gross profit	31.7	29.6	31.1	31.2
Selling, general and administrative expenses	26.0	25.5	25.2	26.8

Earnings from operations	5.7	4.1	5.9	4.4
Interest expense	—	(0.3)	(0.1)	—
Earnings before income taxes	5.7	3.8	5.8	4.4
Income tax expense	2.1	1.4	2.1	1.6

Net earnings	3.6%	2.4%	3.7%	2.8%

Comparison of Three Months ended September 30, 2005 and 2004

	The Sportsman’s Guide		The Golf Warehouse		Consolidated
	2005	2004	2005	2004	2005	2004
		(Restated)				(Restated)
Net sales	$46,551	$44,990	$14,998	$12,049	$61,549	$57,039

Earnings from operations	$2,160	$1,965	$1,346	$371	$3,506	$2,336
Net sales. Consolidated net sales for the three months ended September 30, 2005 of $61.5 million were $4.5 million or 7.9% higher than sales of $57.0 million during the same period last year. The increase in net sales for the third quarter was primarily the result of continued strong performance by TGW and increasing Internet related sales by TSG.
As of the end of the third quarter 2005, the Buyer’s Club membership for TSG had increased to 401,000, up 5.0% over the 382,000 members reported at December 31, 2004 and up 8.7% over the membership count one year ago.
Orders generated through the Internet for the three months ended September 30, 2005 were approximately 46.9% of TSG’s total Internet and catalog orders compared to approximately 40.7% during the same period last year. Orders generated through the Internet for the three months ended September 30, 2005 were approximately 83.8% of TGW’s total Internet and catalog orders compared to approximately 81.8% during the same period last year. Orders generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet advertised product orders placed by telephone. Internet related orders continue to grow, quarter over quarter, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
Gross returns and allowances for the three months ended September 30, 2005 were $3.5 million or 5.4% of gross sales compared to $3.7 million or 6.0% of gross sales during the same period last year. The decrease in gross returns and allowances, as a percentage of gross sales, was primarily due to favorable trends in actual customer return activity.
Gross profit. Consolidated gross profit for the three months ended September 30, 2005 was $19.5 million or 31.7% of net sales compared to $16.9 million or 29.6% of net sales during the same period last year. The increase in consolidated gross profit, as a percentage of net sales, was primarily due to higher product margins at TSG and TGW along with lower shipping costs by TSG. TSG’s higher product margins, as a percentage of net sales, were primarily due to an increase in sales of manufacturers’ closeouts and direct import products, which traditionally have higher margins. TGW’s higher product margins were due to increased sales within the higher margin apparel product category as well as improved margins within the golf club product category. Our gross profit may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales.
Selling, general and administrative expenses. Consolidated selling, general and administrative expenses for the three months ended September 30, 2005 were $16.0 million or 26.0% of net sales compared to $14.6 million or 25.5% of net sales for the same period last year. Consolidated selling, general and administrative expenses, as a percentage of net sales, were higher compared to the same quarter a year ago primarily as a result of TSG’s higher catalog advertising costs, as a percentage of net sales, from lower than anticipated customer response rates coupled with higher Internet marketing costs and offset somewhat with the inclusion of TGW’s selling, general and administrative expenses, which historically have been lower than those of TSG.
The increase in consolidated selling, general and administrative expenses for the third quarter of 2005, in dollars, compared to the third quarter of 2004, was primarily due to additional catalog advertising dollars spent as a result of an increased catalog circulation by TSG.
Total consolidated catalog circulation during the third quarter of 2005 was 11.8 million catalogs compared to 10.9 million catalogs during the same period last year. The catalogs mailed during the third quarter of 2005 and 2004 include 0.7 million catalogs circulated by TGW. TSG mailed ten catalog editions, consisting of three main catalogs, three Buyer’s Club Advantage ™ catalogs and four specialty catalog editions, during the three months ended September 30, 2005. TSG mailed nine catalog editions, consisting of three main catalogs, three Buyer’s Club Advantage ™ catalogs and three specialty catalog editions, during the three months ended September 30, 2004.
Consolidated advertising expense for the third quarter of 2005 was $8.4 million or 13.7% of net sales compared to $7.5 million or 13.2% of net sales for the same period last year. The increase in consolidated advertising expense, as a percentage of net sales, compared to the same period last year was primarily due to lower than anticipated customer response rates coupled with higher Internet marketing costs.
Earnings from operations. Earnings from operations for the three months ended September 30, 2005 were $3.5 million compared to $2.3 million during the same period last year. The increase in earnings from operations was largely due to continued growth and profitability by both TGW and TSG.
Interest expense. Interest expense for the three months ended September 30, 2005 was $0.1 million compared to $0.2 million during the same period last year. Interest expense in the third quarter of 2005 and 2004 was related primarily to the debt from the acquisition of TGW.
Net earnings. As a result of the above factors, net earnings for the three months ended September 30, 2005 were $2.2 million compared to $1.4 million for the same period last year.
Comparison of Nine Months ended September 30, 2005 and 2004

	The Sportsman’s Guide		The Golf Warehouse		Consolidated
	2005	2004	2005	2004	2005	2004
		(Restated)				(Restated)
Net sales	$139,962	$129,354	$49,943	$12,049	$189,905	$141,403

Earnings from operations	$6,590	$5,864	$4,446	$371	$11,036	$6,235
Net Sales. Consolidated net sales for the nine months ended September 30, 2005 of $189.9 million were $48.5 million or 34.3% higher than net sales of $141.4 million during the same period last year. The increase in net sales for the nine months ended September 30, 2005 was primarily a result of including the net sales from the newly acquired TGW and higher net sales from TSG. The acquisition of TGW was effective June 29, 2004, making the third quarter of 2004 the first quarter for inclusion of TGW’s net sales, operations and earnings. Net sales for TSG increased approximately 8% when compared to the nine months ended September 30, 2004 as a result of higher Internet sales.
As of the end of the third quarter 2005, the Buyer’s Club membership for TSG had increased to 401,000, up 5.0% over the 382,000 members reported at December 31, 2004 and up 8.7% over the membership count one year ago.
Orders generated through the Internet for the nine months ended September 30, 2005 were approximately 46.3% of TSG’s total Internet and catalog orders compared to approximately 40.8% during the same period last year. Orders generated through the Internet for the nine months ended September 30, 2005 were approximately 81.7% of TGW’s total Internet and catalog orders compared to approximately 81.0% during the same period last year. Orders generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet advertised product orders placed by telephone. Internet related orders continue to grow, quarter over quarter, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
Gross returns and allowances for the nine months ended September 30, 2005 were $10.7 million or 5.3% of gross sales compared to $9.3 million or 6.2% of gross sales during the same period last year. The decrease in gross returns and allowances, as a percentage of gross sales, was primarily due to favorable trends in actual customer return activity at TSG and overall lower customer returns, as a percentage of gross sales, at TGW which traditionally have been lower than TSG’s customer return rates.
Gross profit. Consolidated gross profit for the nine months ended September 30, 2005 was $59.0 million or 31.1% of net sales compared to $44.1 million or 31.2% of net sales during the same period last year. The decrease in consolidated gross profit, as a percentage of net sales, was primarily due to the inclusion of lower product margin sales of TGW. TGW’s product margins are traditionally lower than those of TSG. For the nine months ended September 30, 2005, TSG’s gross profit, as a percentage of net sales, improved slightly over the prior year same period largely as a result of improved product margins in the third quarter of 2005. While TGW’s product margins, as a percentage of net sales, are lower than TSG’s product margins, TGW’s product margins have improved over the prior year largely as the result of improved product margins experienced in the third quarter of 2005. Our gross profit may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales.
Selling, general and administrative expenses. Consolidated selling, general and administrative expenses for the nine months ended September 30, 2005 were $47.9 million or 25.2% of net sales compared to $37.8 million or 26.8% of net sales for the same period last year. Consolidated selling, general and administrative expenses, as a percentage of net sales, were lower compared to the same period a year ago primarily as a result of the inclusion of TGW’s selling, general and administrative expenses which, as a percentage of net sales, historically have been lower than TSG’s because a higher percentage of its sales are generated from the Internet coupled with a higher average customer order amount.
The increase in consolidated selling, general and administrative expenses for the nine months ended September 30, 2005, in dollars, compared to the nine months ended September 30, 2004, was primarily due to the inclusion of TGW’s expenses.
Total consolidated catalog circulation during the first nine months of 2005 was 36.1 million catalogs compared to 31.9 million catalogs during the same period last year. The catalogs mailed during the first nine months of 2005 and 2004 include 3.7 million and 0.7 million catalogs, respectively, circulated by TGW. TSG mailed 27 catalog editions, consisting of nine main catalogs, nine Buyer’s Club Advantage ™ catalogs and nine specialty catalog editions, during the nine months ended September 30, 2005 compared to 26 catalog editions, consisting of nine main catalogs, nine Buyer’s Club Advantage ™ catalogs and eight specialty catalog editions, during the same period last year.
Consolidated advertising expense for the first nine months of 2005 was $25.2 million or 13.3% of net sales compared to $20.0 million or 14.1% of net sales for the same period last year. The decrease in consolidated advertising expense, as a percentage of net sales, compared to the same period last year was primarily due to the inclusion of TGW which traditionally has a lower effective advertising rate than TSG.
Earnings from operations. Earnings from operations for the nine months ended September 30, 2005 were $11.0 million compared to $6.2 million for the same period last year.
Interest expense. Interest expense for the nine months ended September 30 2005 and 2004 was $0.2 million. Interest expense in the first nine months of 2005 and 2004 was related to the debt from the acquisition of TGW.
Net earnings. As a result of the above factors, net earnings for the nine months ended September 30, 2005 were $7.0 million compared to $3.9 million for the same period last year.
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

The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Net sales	$64,578	$63,778	$61,549
Gross profit	20,034	19,444	19,489
Earnings from operations	3,562	3,968	3,506
Net earnings	2,257	2,507	2,189
Net earnings per share:
Basic	.32	.35	.30
Diluted	.28	.31	.26

2004
Net sales	$44,811	$39,553	$57,039	$91,062
Gross profit	14,345	12,829	16,900	30,310
Earnings from operations	1,999	1,900	2,336	6,027
Net earnings	1,308	1,240	1,377	3,668
Net earnings per share:
Basic	.18	.18	.20	.52
Diluted	.16	.16	.17	.46
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
Working Capital. We had working capital of $15.1 million as of September 30, 2005 compared to $4.5 million as of December 31, 2004, with current ratios of 1.3 to 1 and 1.1 to 1, respectively. The increase in working capital of $10.6 million was primarily due to increased inventory levels, which traditionally occurs prior to the fourth quarter.
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
TSG’s Buyer’s Club members are entitled to participate in a credit plan with no finance charges, known as the “Buyer’s Club 4-Pay Plan”. Under this plan, TSG charges Club members’ credit cards for four consecutive monthly payments. TSG had outstanding customer receivables of $1.7 million at September 30, 2005 compared to approximately $2.6 million at December 31, 2004. This 4-Pay program will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.
On June 29, 2004, we entered into an amended Credit Agreement with Wells Fargo Bank, National Association, providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring September 30, 2007. The revolving line of credit is for working capital and letters of credit and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the line of credit, if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank’s prime rate less 0.15% or, at our option, fixed term LIBOR plus 2.5 percentage points, provided certain financial ratios are met. The revolving line of credit and the term loan are collateralized by substantially all of our assets.

All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. The agreement also prohibits the payment of dividends to shareholders, without the consent of the bank. As of September 30, 2005 and December 31, 2004, we were in compliance with all applicable covenants under the amended Credit Agreement. We had borrowings of $4.1 million against the revolving line of credit at September 30, 2005. We had no borrowings against the revolving line of credit as of December 31, 2004. Outstanding letters of credit were $1.2 million at September 30, 2005 compared to $1.9 million at December 31, 2004. We had a remaining balance of $5.0 million against the term loan at September 30, 2005 and December 31, 2004, which is payable September 30, 2007.
Operating Activities. Cash flows used in operating activities for the nine months ended September 30, 2005 were $10.9 million compared to $15.8 million for the same period last year. The decrease in cash flows used in operating activities of $4.9 million was primarily due to an increase in net earnings.
Investing Activities. Cash flows used in investing activities for the nine months ended September 30, 2005 were $0.8 million compared to $30.9 million for the same period last year. Capital expenditures during the first nine months of 2005 included computer equipment, leasehold improvements and warehouse and office equipment. In 2004, TSG acquired 100% of the outstanding membership interests of The Golf Warehouse, LLC for a purchase price of approximately $30 million with an additional $0.5 million of transaction costs incurred.
Financing Activities. Cash flows provided by financing activities during the nine months ended September 30, 2005 were $5.2 million compared to $15.4 million during the same period last year. The decrease in cash flows provided by financing activities during the nine months ended September 30, 2005, compared to the prior year, was largely due to proceeds from the term loan related to the acquisition of TGW received in 2004.
We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund operations for the next 12 months and the foreseeable future. Future acquisitions or other transactions may require us to obtain additional sources of financing.
New Accounting Pronouncements
In 2004, the FASB revised Statement No. 123 (FAS 123R), Accounting for Stock Based Compensation. FAS 123R eliminates the alternative to use APB Opinion No. 25’s Accounting for Stock Issued to Employees, intrinsic value method of accounting that was provided in FAS 123 as originally issued. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, this Statement is effective at the beginning of the first fiscal year that begins after June 15, 2005. We have not yet finished our financial assessment of the implementation of FAS 123R, which we will adopt in the first quarter of 2006.
Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate” and similar expressions to identify forward looking statements. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in Exhibit 99 “Risk Factors” to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosure About Market Risk.
We do not have any material, near-term, market rate risk.
Item 4. Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are control and other procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Repurchased	Of Shares that May
	Total Number		as Part of Publicly	Yet be Repurchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Repurchased	Paid per Share	or Programs (1)	or Programs (1)
July 1 – 31, 2005	—	—	—	712,058
August 1 – 31, 2005	39,500	$20.61	39,500	672,558
September 1 – 30, 2005	—	—	—	672,558

Total	39,500	$20.61	39,500	672,558

(1)	On May 6, 2005, the Company announced that its Board of Directors authorized a plan to repurchase up to ten percent of the Company’s outstanding common stock in the open market or in privately negotiated transactions over the next 12 months.
Item 6. Exhibits
     Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SPORTSMAN’S GUIDE, INC.

Date: November 8, 2005	/s/ Charles B. Lingen

Charles B. Lingen
Executive Vice President of Finance
and Administration/Chief Financial Officer