Form 10-K
period 2005-12-31
SPORTSMANS GUIDE INC
filed 2006-03-16
CIK 791450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.01 per share
(Title of class)
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                            Accelerated filer ☒                            Non-accelerated filer ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
    As of June 30, 2005, the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $132,652,472 based on the last reported sale price of the Common Stock on such date on the NASDAQ National Market.
    As of March 14, 2006, there were 7,325,077 shares of the registrant’s Common Stock outstanding.
Documents Incorporated by Reference
    Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders on May 5, 2006 are incorporated by reference into Part III of this Form 10-K.
Available Information
    The Sportsman’s Guide, Inc. makes available on its investor relations website www.sportsmansguideir.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

PART I
Item 1. Business
      We are a multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/accessories. We market our high-quality products through catalogs and ecommerce websites. We currently have two reportable business segments, The Sportsman’s Guide, or TSG, our original business, and The Golf Warehouse, or TGW, acquired in 2004. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear, through catalogs and two ecommerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf and baseball equipment, apparel and accessories through two ecommerce websites, www.TGW.com and www.baseballsavings.com, catalogs and one retail store.
      Our business was started in 1970 and incorporated as TSG in 1977. Originally limited to a small selection of merchandise targeted to the deer hunter, our product offerings have gradually evolved to a broader range of merchandise intended to appeal to those interested in pursuing the outdoor lifestyle in general and the value-oriented outdoorsman in particular. On June 29, 2004, we acquired The Golf Warehouse, L.L.C., an online and catalog retailer of golf and baseball equipment, apparel and accessories with offices and warehouse facilities in Wichita, Kansas. TGW was founded in 1997.
Industry Overview
      Outdoor Sports and Sporting Goods. According to the National Sporting Goods Association the sporting goods industry is estimated to be more than a $55 billion market in 2005. This estimate includes sporting goods equipment, the largest category at over $23 billion, athletic footwear at $15 billion, sports and athletic apparel at nearly $12 billion, and bicycle sales of $5 billion.
      Golf Equipment. According to The National Golf Foundation the annual golf equipment and accessory market is estimated to be $4.7 billion. The foundation reported that total rounds played during the year were essentially flat when compared to 2004, however public golf courses showed an increase in rounds played when compared with the previous year.
      Baseball and Softball Equipment. The Sporting Goods Manufacturers Association estimates that baseball and softball equipment and accessories is nearly a $500 million annual market, with sales of baseball and softball bats accounting for 35% of the total.
      Catalog Sales. Studies conducted by the Direct Marketing Association report that catalog industry sales grew 6.6% in 2005 to $152 billion, compared to $143 billion reported in 2004.
      Online Sales. According to Plunkett Research’s “Retailing Industry Trends,” sales via the Internet rose dramatically in 2005, up an estimated 25% to $89 billion.
Growth Strategy
      Our objective is to become a leading multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/accessories. Key elements of our growth strategy include:

•	Capitalize on Complementary Business Opportunities. We actively seek and evaluate opportunities to develop or acquire businesses within attractive outdoor product categories or with a similar customer base. We believe that our experience in the catalog business can create strong synergies with pure-play ecommerce companies that do not fully utilize the catalog channel. Additionally, we intend to leverage our operating expertise, vendor relationships and balance sheet to create value through acquisition opportunities. In June of 2004, we acquired TGW, through which we have been able to apply our catalog expertise and scales of economy to their existing channel. By acquiring TGW, we have also received greater exposure to the online marketplace.

•	Expand Product Offerings and Merchandise Categories. We have selectively expanded our merchandise categories and anticipate further expansion in the future. We continue to focus on consumers who regularly shop online and through catalogs for outdoor gear and golf merchandise. Our recent category expansions include all-terrain vehicles and truck accessories and footwear at TSG and casual apparel and baseball equipment at TGW. In addition, we emphasize offering high-quality, value-priced merchandise with a convenient and easy shopping experience.

•	Increase Our Percentage of Online Business. We are working to expand our online sales, as conducting business through our websites instead of through the catalog and phone order systems provides a benefit to our customers of greater merchandise selection, while simultaneously lowering our operating costs. Over the past four years our business mix has shifted from approximately 22% of our orders online in 2001 to approximately 53% of our consolidated orders in 2005. We seek to grow our online business by focusing on the most efficient methods to acquire new customers and to increase conversions of existing catalog customers and online visitors. We plan to continue to use targeted email marketing, affiliate marketing programs and sponsored listings through partner websites to drive traffic to our websites.

•	Broaden Our Factory Direct Vendor Relationships. As our percentage of business conducted online has increased, we have increased our use of factory direct relationships. Through these relationships, we are able to significantly expand our product offerings without increasing our capital investment requirements or exposure to inventory risk.

•	Increase TSG’s Buyer’s Club Memberships. One of our most successful marketing programs for TSG has been the Buyer’s Club, where members pay an annual fee to receive discounts on all regular priced merchandise, special edition catalogs and other member’s only promotions. The purchase activity, on average, of our Buyer’s Club customer is two to three times greater than that of a non-club member. Consequently, we are continually developing new marketing promotions to increase the number of new club members and retain our current membership base. At the end of 2005, we had approximately 413,000 members in our Buyer’s Club, an 8% increase compared to the end of 2004.
Our Catalogs

The Sportsman’s Guide
      We publish main, Buyer’s Club and specialty catalog editions. We mailed a total of approximately 50 million catalogs to existing and prospective customers in 2005.
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
      Specialty catalog editions contain wide selections of products from select product categories. We identify the product categories for our specialty catalogs based on demand generated for certain categories in our main catalogs. During 2005, we published 12 specialty catalogs targeting buyers of government surplus, camping and outdoor-living equipment, shooting supplies, hunting equipment and holiday gifts. The specialty titles allow us to utilize a customized marketing plan for individual consumer groups thereby maximizing response rates and minimizing advertising costs as a percentage of net sales.

      The Buyer’s Club Advantagetm catalog editions offer a wide variety of product selections with sneak previews and exclusive deals for club members only. During 2005, we published 12 Buyer’s Club Advantagetm editions, ranging from 48 to 64 pages per edition. We believe the club catalogs, as well as the growth in our club memberships, have been an important component of our net sales and profitability growth.
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

The Golf Warehouse
      TGW mailed its first catalog in November 2002 to diversify its online business and build its brand and customer base. In 2005, TGW published six catalog editions consisting of Spring, Father’s Day, Summer and Holiday editions. TGW mailed approximately 5 million catalogs to existing and prospective customers in 2005. The catalogs range from 56 to 92 pages per edition.
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
Our Websites

The Sportsman’s Guide
      TSG’s websites offer online shopping as well as online content-rich resources and information for the outdoor enthusiast. In 2005, TSG’s online sales represented 48% of TSG’s total catalog and Internet sales, compared to 42% in 2004. Sales generated through the Internet are defined as those that are derived from our websites, catalog orders processed online and online advertised product orders placed by telephone. Internet related orders continue to grow, period over period, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
      sportsmansguide.com. The sportsmansguide.com site is our online retail store. The site established its initial Internet presence in 1996 and the launch was completed in April 1998.
      Our sportsmansguide.com site is modeled after our print catalogs. The site translates the distinctive look and editorial voice of our print catalog onto the Internet, adding interactive functionality to make shopping an entertaining experience. The site is designed to be fun-to-browse and easy to use, enabling the ordering process to be completed with a minimum of customer effort. The site is advertised as The “Fun-to-Browse” Website®. The site allows customers to order merchandise from print media, view current catalogs and request mailed catalog copies. Email addresses are collected through an opt-in program. Email broadcast messages, which include a variety of specialized product offerings, are delivered three times per week on average and, as of December 31, 2005, we had approximately 1.1 million opt-in email addresses.

      The sportsmansguide.com site offers full-line selections of camping, footwear, clothing, hunting, archery, marine, all-terrain vehicles, truck and SUV accessories, snowmobiles, hiking and fishing products at discount prices. The community content within the sportsmansguide.com site provides a broad and deep selection of resources and information updated regularly covering all aspects of the outdoor experience. Web pages include articles on hiking, hunting, fishing and camping experiences, links to state game and fish agencies, local and national weather forecasts, tips and hints on planning an upcoming outdoor event, photo galleries and maps.
      bargainoutfitters.com. The bargainoutfitters.com site is our online liquidation outlet site launched in November 1999. The site offers clothing and footwear products as well as home and domestics, tools, government surplus, automotive and electronic products that are deeply discounted, discontinued or overstocked. Email addresses are collected through an optional sign-up program. Email broadcast messages, which include a variety of specialized product offerings, are delivered three times per week on average and, as of December 31, 2005, we had approximately 74,000 opt-in email addresses.

The Golf Warehouse
      TGW.com. The TGW.com website was launched in 1998. The website was featured in Forbes Magazine’s Best of the Web for 2002 and 2003. Forbes called the website “the most comprehensive golf equipment site on the web.” The majority of TGW’s total orders for 2005 were generated through the Internet.
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
      baseballsavings.com. The baseballsavings.com website was launched late in the fourth quarter of 2005. The website is dedicated to providing the largest and broadest selection of baseball products in the world.
Merchandising

The Sportsman’s Guide
      Products. TSG offers a large selection of high value products at low prices. These products include footwear, clothing and accessories, shooting accessories, domestics and furniture, tools and truck/ SUV accessories, optics, government surplus, camping and outdoor recreation equipment, hunting accessories, lawn and garden, gifts and a diverse range of additional product offerings. Within the sportsmansguide.com website, we are able to carry deeper and more diverse product lines and merchandise categories than we have traditionally offered through the catalog. Over time, our product offerings and marketing efforts have broadened to include those interested in pursuing and living the outdoor lifestyle in general and the value-

oriented outdoorsman in particular. The table below indicates the percentage of TSG’s sales by product category for 2005:

Product Category	% of Sales

Footwear	15.9%
Clothing and Accessories	12.8
Shooting Accessories	12.7
Domestics and Furniture	9.1
Tools and Truck/SUV Accessories	7.2
Optics	6.8
Government Surplus	6.3
Camping and Outdoor Recreation	5.5
Hunting Accessories	4.9
Lawn and Garden	3.8
Gifts	3.0
Other	12.0
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
      We purchase our merchandise from more than 1,500 suppliers and generally purchase all of our product needs for a particular item from one vendor. No single supplier accounted for more than 3% of TSG’s purchases during 2005, and we believe there are numerous sources for products in our merchandise categories.
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

      As part of our merchandise liquidation strategy, we maintain a retail outlet store at our primary warehouse and distribution facility in South St. Paul, Minnesota from which we sell discontinued, overstocked, returned and regular catalog merchandise. The retail store provides a liquidation outlet and serves to minimize inventory mark-downs.

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
      The table below indicates the percentage of TGW’s sales by product category for 2005:

Product Category	% of Sales

Clubs	48.4%
Apparel	21.1
Footwear	7.8
Balls	6.9
Bags	5.0
Accessories	10.8
      In 2005, TaylorMade®, Titleist®, Nike® and Callaway Golf® supplied 18.4%, 16.8%, 12.7% and 10.7%, respectively, of TGW’s purchases. No other supplier accounted for more than 5% of TGW’s purchases in 2005.
      We have developed supplier relationships that provide us with access to the newest products as well as close-out, clearance and discontinued merchandise.
Marketing

The Sportsman’s Guide
      Customer Database. We maintain a proprietary customer database in which we store detailed information on each customer in our customer list, including demographic data and purchasing history. Our customer database contains over 6.3 million names, of which 1.0 million have made purchases within the last 12 months. In addition, as of December 31, 2005, we had approximately 1.2 million email addresses captured through TSG’s websites. The customer database is updated regularly with information as new purchases are recorded.
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
      Our most significant, successful marketing program has been the Buyer’s Club. Customers can purchase a one-year membership in TSG’s Buyer’s Club for a $29.99 fee. For this annual fee, club members receive a 10% discount on all regularly priced items except for ammunition which is limited to a 5% discount and clearance items which have no discount off the advertised price. Our Buyer’s Club offers its members exclusive merchandise not offered to other customers. Club members are presented with sneak previews of merchandise offers and given the opportunity to buy limited quantity items prior to non-club customers. Club members also receive member’s only bargains in the catalogs and via email campaigns.
      The purchase activity, on average, of our Buyer’s Club customer is two to three times greater than a non-club member. We continually develop new marketing promotions designed to significantly increase the number of new club members and retain existing club members. At the end of 2005, we had approximately 413,000 members in our Buyer’s Club, an 8% increase compared to the end of 2004.
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
      Customer Service. We have a toll-free customer service telephone line separate from our inbound ordering lines. We maintain a separate customer service department staffed with full-time customer service representatives who answer customer inquiries and assist customers in any way that is possible. Our commitment to customer service is supported by our unconditional guarantee which allows customers to return merchandise for any reason and at any time for refund or exchange if they are not satisfied with the merchandise.

The Golf Warehouse
      Customer Database. TGW has developed a proprietary customer database. As of December 31, 2005, TGW’s customer database had over 750,000 names of which approximately 258,000 have purchased from TGW within the past 12 months. We add names and email addresses to, and update information in, our customer database through our online and catalog ordering process and through contests and catalog sign-ups on our website. Approximately 8% of TGW’s sales in 2005 were to customers outside the United States.
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
      Search. Our search engine program is a cost-effective, pay-for-performance vehicle that generates a significant amount of visitors to our websites. We have developed with the assistance of a third-party service provider a paid search engine program to attract visitors to our network of websites. Through established paid search providers, such as Google, Yahoo! and MSN, our website listings are displayed in response to Internet search requests based on keywords that will attract related visitors to our websites. We identify and target particular keywords for specific relevance designed to increase visits and sales using a pay-for-performance-based advertising. Various search providers crawl and extract relevant product content from our websites to create highly targeted product and search listings on tier one search engines, comparison shopping sites and directories. In addition, we utilize search engine optimization best practices to improve our keyword conversion rates.
      Comparison Shopping Engines. We utilize a third-party service provider to upload our product data files into their database. These product data files are then made available for the comparison shopping sites (like Shopping.com and Nextag) to pull our products into their database. We pay for this advertising on a pay-for-performance basis for purchases generated from these sites.
      Natural Search. We are working with a third party provider on keyword strategies and other enhancements to the websites to make the visitors’ experience and the search engine spider crawls more relevant. These enhancements will provide a more productive experience for the visitor and improve our natural listing placements in the top tier search engines.
      Affiliate Program. Our affiliate program is a cost-effective, pay-for-performance vehicle that generates a significant amount of visitors to our websites. An affiliate receives a commission fee on any purchase made by a visitor who was “referred” to us by the affiliate.
      Opt-in Email Campaigns. We engage in opt-in email campaigns to our customers in the form of promotional product offerings. Targeted club exclusive email campaigns are provided to our growing list of opt-in club members. In addition, special targeted offerings are provided based on customer purchase history.
      Shopping and Auction Portals. We utilize shopping and auction portals to increase our brand awareness and to attract new customers. Shopping portals are on a pay-for-performance basis for purchases generated from these sites. The shopping portals include Amazon.com and eBay.com.

Operations and Fulfillment

The Sportsman’s Guide
      Inbound Calls. We maintain an in-house call center. In 2005, approximately 43% of customer orders were placed through our toll-free telephone lines which are staffed 24 hours per day, seven days a week, while approximately 10% of orders were received by mail or facsimile and approximately 47% of orders were received at our websites.
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
      Order Entry. Processing of customer orders is coordinated and handled by our in-house order entry system. Telephone orders are entered directly into the system. Internet orders are batch loaded every half-hour and uploaded to the system. Mail orders are batched and, after payment is verified, are then entered into the system. The system is also used in connection with all other order entry and fulfillment tasks including credit authorization, order picking, packing and shipment. During 2005, our order processing system handled approximately 2.2 million orders, up 3% over 2004.
      Fulfillment. We use an integrated computer-driven picking, packing and shipping system. The system edits orders and generates warehouse pick tickets and packing slips. We are able to fulfill and ship in excess of 25,000 packages per day on a single shift-shipping schedule.
      We offer next business day shipping on orders received by 6 p.m. CST for in-stock merchandise and same day shipping for orders taken by 11 a.m. CST via the Internet or per specific customer request. Most of our merchandise is stocked at, and shipped from, our warehouse and distribution facilities in South St. Paul and Inver Grove Heights, Minnesota. In addition, a small, but growing, percentage of merchandise is shipped directly from the factory to the customer by specific vendors. We utilize United Parcel Service, or UPS, and the United States Postal Service for shipment of merchandise to customers. Ammunition is shipped primarily via UPS. Orders are shipped after credit card charges are approved or checks are deposited and cleared the bank.
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
      Call Center. Telephone orders may be placed 24 hours a day, seven days a week through a toll-free number. Our in-house call center is staffed with knowledgeable sales representatives who are available during extended hours each day to assist customers through the order process and provide information about products. After hours calls are routed to The Sportsman’s Guide call center or an outside call center for processing.
      Fulfillment. All online and catalog orders are processed and shipped from our 105,600 square foot office and warehouse facility in Wichita, Kansas. We use an integrated picking, packing and shipping system connected to our direct order entry system. The system monitors the in stock status of each item ordered, processes orders and generates warehouse selection tickets and packing slips. We are able to fulfill and ship in excess of 5,000 packages per day. We offer same day shipping on orders placed by 3:00 p.m.

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
      Our websites are hosted internally utilizing Compaq servers running Microsoft Server 2000 and IIS for the front-end ASP applications, caching and image serving. The back-end Oracle database is running on an IBM RS/6000 AIX system. Currently, we have two DS3 circuits with 90MB of bandwidth dedicated for the web hosting environment running diverse routes. This capacity is running on redundant networking equipment and access providers AT&T and Qwest to maximize uptime. Additional IDP hardware has been implemented to block hacking and denial of service attacks.
      Our telephone system consists of an expandable AT&T G3R digital switch. We are currently using two DS3 circuits on separate paths for protection with additional redundancy protection provided using Qwest SHARPS rerouting software. Our system is running ten T-1 lines split across the two DS3 circuits with a maximum capacity of 48 T-1 circuits. Computer telephony integration software identifies the caller and, if known, accesses the customer’s records simultaneously with answering the call.

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
Competition

The Sportsman’s Guide
      The direct marketing industry includes a wide variety of specialty and general merchandise retailers in a highly competitive and fragmented business environment. We sell our products to customers in all 50 states and compete in the purchase and sale of merchandise with all retailers. TSG’s competitors include:

•	other outdoor/hunting mail order catalogs, including Bass Pro Shops Inc. and Cabela’s Inc.;

•	large format sporting goods stores and chains such as Gander Mountain Company and Dick’s Sporting Goods, Inc.;

•	mass merchandisers, warehouse clubs, discount stores and department stores, such as Wal-Mart Stores, Inc. and Target Corporation; and

•	online retailers of footwear, clothing and outdoor gear such as Amazon.com, Overstock.com and Sierra Trading Post, Inc.
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
Service Marks
      Our service marks “The Sportsman’s Guide”, “Bargain Outfitters”, “The ‘Fun-to-Read’ Catalog”, “The ‘Fun-to Browse’ Website” and “The Lowest Prices, The Best Quality, Guaranteed!” have been registered with the United States Patent and Trademark Office. “The Sportsman’s Guide” mark has also been registered in Canada. We own United States registrations and applications covering other trademarks and service marks used in our TSG business.
      We use the “tgw.com”, “The Golf Warehouse” and other trade names in our TGW business.

Employees
      As of December 31, 2005, TSG had 604 employees and TGW had 150 employees, including full and part time staff. During TSG’s peak selling seasons, which include the months of November and December, we hire a significant number of temporary employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.
Financial Information About Segments
      Financial information about our two business segments is summarized in Note I to our consolidated financial statements.
Item 1A. Risk Factors
RISK FACTORS
      You should carefully consider the risk factors described below as well as the other information in our SEC filings before making an investment in The Sportsman’s Guide, Inc. common stock.
Risks Related to Our Business
We are subject to multiple risks and uncertainties associated with our catalog and online retailing businesses, any of which could materially impact our operating results and cash flows.
      Our business is subject to a number of risks and uncertainties associated with our catalog and Internet retailing businesses, some of which are beyond our control, including the following:

•	lower and less predictable response rates for catalogs and emails sent to prospective and existing customers;

•	increases in U.S. Postal Service rates, paper costs and printing costs resulting in higher catalog production costs and lower profit margins;

•	failures to properly design, print and mail our catalogs in a timely manner;

•	failures to timely fill customer orders;

•	changes in consumer preferences, willingness to purchase goods through catalogs or the Internet, weak economic conditions and economic uncertainty, and unseasonable weather in key geographic markets;

•	increases in software filters that may inhibit our ability to market our products through email messages to our customers and increases in consumer privacy concerns relating to the Internet;

•	changes in applicable federal and state regulation, such as the Federal Trade Commission Act, the Children’s Online Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach-Bliley Act;

•	breaches of Internet security; and

•	failures in our Internet infrastructure or the failure of systems of third parties, such as telephone or electric power service, resulting in website downtime, call center closures or other problems.
      Any one or more of these factors could result in lower-than-expected sales for our business. These factors could also result in increased costs, increased merchandise returns, slower turning inventories, inventory write-downs and working capital constraints. Any of these performance shortcomings would likely materially harm our operating results and cash flows.

We must successfully anticipate changing consumer preferences and buying trends, order and manage our inventory to reflect customer demand and manage backorders or our net sales and profitability will be adversely affected.
      Our success depends upon our ability to anticipate and respond to merchandise trends and customer demands in a timely manner and successfully manage our inventory. We cannot predict consumer preferences with certainty and they may change over time. We usually must order merchandise well in advance of the applicable selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise or our customers’ purchasing habits, our net sales may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins.
      TSG’s average customer order is approximately three items. Backorders frequently result in our shipping the customer two packages, but we charge the customer shipping only for the first package. Effectively managing our level of backorders depends on both our ability to accurately forecast customer demand and product availability from our vendors. Higher backorder levels increase our shipping costs and negatively impact our operating results.
We depend on vendors and service providers to operate our business and any disruption of their supply of products and services could have an adverse impact on our net sales and profitability.
      We depend on a number of vendors and service providers to operate our business, including:

•	vendors to supply our merchandise in sufficient quantities at competitive prices in a timely manner;

•	outside printers and catalog production vendors to print and mail our catalogs;

•	shipping companies, such as United Parcel Service, the U.S. Postal Service and common carriers, for timely delivery of our catalogs, shipment of merchandise to our customers and delivery of merchandise from our vendors to us;

•	telephone companies to provide telephone service to our in-house and outside call centers;

•	outside call centers to handle inbound customer telephone orders;

•	communications providers to provide our Internet users with access to our websites; and

•	factory direct vendors for timely fulfillment of merchandise orders.
      Any disruption in these services could have a negative impact on our ability to market and sell our products, and serve our customers. We are also subject to risks, such as the unavailability of raw materials, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise or services that we rely upon on a timely basis. We may not be able to develop relationships with new vendors, and products or services from alternative sources, if available at all, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have an adverse impact on our net sales and profitability. In addition, if the cost of fuel continues to rise or remains at current levels, the cost to deliver merchandise to our customers from our distribution center may rise which could have an adverse impact on our profitability.
Because we do not have long-term contracts with our suppliers, we may not have continued access to necessary products and our net sales may suffer.
      Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We offer a changing mix of products and, therefore, our buyers must develop and maintain relationships with vendors to locate sources for high-quality, low price, name brand merchandise they believe will interest our customers. We purchase our products for TSG from over 1,500 domestic and foreign manufacturers. On the other hand, TGW’s top ten suppliers accounted for 75% of its purchases in

2005. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. We also cannot ensure that we will be able to locate sources for or maintain ongoing access to manufacturers’ close-outs, military surplus and other items featured by us or that such merchandise will be available to us at the times or prices or in the quantities desired. Any vendor could increase prices or discontinue selling to us at any time. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our net sales and gross profits could decline.
We will consider acquisitions as part of our growth strategy, and failure to adequately evaluate or integrate any acquisitions could harm our business.
      We actively seek and evaluate opportunities to develop or acquire businesses within our core outdoor focus area; however, we have limited experience in acquiring other businesses. In June 2004, we acquired TGW. We expect to continue to consider opportunities to acquire pure-play ecommerce companies that do not fully utilize the catalog channel and intend to leverage our operating expertise, vendor relationships and balance sheet to create value through acquisition opportunities. Even if we succeed in acquiring or developing any such businesses, those new businesses will face a number of risks and uncertainties, including:

•	difficulties in integrating newly acquired or newly developed businesses into existing operations;

•	our current and planned facilities, computer systems and personnel and controls may not be adequate to support our future operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our existing business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering product categories in which we have no or limited prior experience;

•	the risk that we will face competition from established or larger competitors in the new markets we may enter; and

•	potential loss of key employees of acquired organizations.
      We may not realize the anticipated benefits of any acquisition or development of a new business, in which event we will not be able to achieve an attractive return on our investment. Further, if we fail to properly evaluate and execute future acquisitions, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer.
We source our private label merchandise internationally, which subjects us to tariffs, duties and currency fluctuations as well as other risks and could increase our costs and, therefore, decrease our gross profits as well as decrease our ability to ship our merchandise in a timely manner.
      We source our private label merchandise from importers abroad. We expect to source an increasing amount of merchandise directly from vendors abroad, particularly in Asia, which will subject us to risks and uncertainties, including:

•	burdens associated with doing business overseas, including tariffs and import duties, import/export controls or regulations and quotas;

•	if shipping is delayed, backorders may result or orders may be cancelled;

•	difficulty in identifying and supervising vendors in foreign countries;

•	declines in the value of the U.S. dollar relative to foreign currencies, which could negatively affect the ability of foreign vendors to provide merchandise at favorable prices; and

•	changing or uncertain economic conditions in foreign countries and, in certain countries, political unrest, war or health epidemics.
      Any of these factors may disrupt the ability of foreign vendors to supply merchandise in a timely manner or could substantially increase our costs to source merchandise through foreign vendors.
Due to the seasonality of our business, our annual operating results would be adversely affected if our net sales during the third and fourth quarters were substantially below expectations.
      We experience seasonal fluctuations in our sales and operating results. Historically, we have realized a significant portion of our net sales and a significant portion of our earnings for the year during the third and fourth quarters. In 2005, TSG generated approximately 21.3% and 36.1% of our net sales, and 21.3% and 37.8% of our gross profit, in the third and fourth quarters, respectively. In addition, TGW also experiences higher sales volumes leading up to and during Father’s Day. We incur significant additional expenses in the third and fourth quarters due to higher customer purchase volumes and increased staffing. In addition, abnormally warm weather conditions during the third and fourth quarters can reduce sales of many of the products normally sold during this time period. If we miscalculate the demand for our products generally or for our product mix, our net sales could decline, which would harm our financial performance.
A decline in discretionary consumer spending could reduce our sales.
      Our sales depend on discretionary consumer spending, which may decrease due to a variety of factors beyond our control, including:

•	unfavorable general business conditions;

•	increases in gas and energy prices;

•	increases in interest rates;

•	increases in inflation;

•	war, terrorism or fears of war or terrorism;

•	increases in consumer debt levels and decreases in the availability of consumer credit;

•	adverse or unseasonable weather conditions;

•	adverse changes in applicable laws and regulations;

•	increases in taxation;

•	adverse unemployment trends; and

•	other factors that adversely influence consumer confidence and spending.
      Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our net sales and our gross profit would decline.
If we fail to develop and maintain our proprietary mailing list, our sales and operating results would suffer.
      We mail catalogs to individuals whose names are in our proprietary customer database and to potential customers, whose names we obtain from rented or exchanged mailing lists. Names derived from rented or exchanged lists generate lower response rates, while requiring the same or greater advertising expenses than names in our in-house database. Consequently, overall response rates could decline while expenses would increase if we were to increase our use of rented or exchanged lists relative to the use of names in our customer database.

      Attrition reduces the number and quality of names in our mailing list. We must constantly develop and maintain our mailing list by identifying new prospective customers and tracking purchases by existing customers. We use internally developed customer selection models to identify prospective and existing customers to whom a catalog will be mailed. Incorrect modeling assumptions or our failure to update our mailing list could negatively impact our net sales and operating results. Additionally, it has become more difficult for direct retailers to obtain quality prospecting mailing lists, which may limit our ability to maintain the size of our mailing list.
The loss of our senior management or other key personnel could harm our current and future operations and prospects.
      Our performance is substantially dependent on the continued services of our senior management and other key personnel, particularly Gregory R. Binkley, President and Chief Executive Officer, John M. Casler, Executive Vice President of Merchandising, Marketing and Creative Services, Dale D. Monson, Vice President of Information Systems and Technology and Chief Information Officer, Douglas E. Johnson, Vice President of Marketing, Mark S. Marney, Chief Executive Officer of TGW, R. Michael Marney, President of TGW, and Charles B. Lingen, Executive Vice President, Finance and Administration and Chief Financial Officer. The loss of the services of these executives or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer support personnel. Competition for such personnel is intense and we cannot ensure that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.
If use of the Internet, particularly with respect to online commerce, declines or does not continue to increase as rapidly as we anticipate, our sales may not grow to desired levels.
      In 2005, online sales represented approximately 56% of our total catalog and Internet sales. Our future sales and profits depend upon the widespread acceptance and use of the Internet as an effective medium of commerce. Rapid growth in the use of the Internet is a recent phenomenon. We cannot ensure that a large base of consumers will adopt and continue to use the Internet for commerce nor can we ensure that Internet usage will not decline from current levels. Demand for recently introduced services and products over the Internet is subject to a high level of uncertainty. In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

•	excessive governmental regulations.
      If the Internet fails to continue to grow as a commercial marketplace in the future, our net sales may not increase.
Intense competition in the outdoor recreation and golf markets could reduce our sales and profitability.
      The market for outdoor recreation products and equipment is highly fragmented and competitive. We have significant competitors within each merchandise category and may face competition from new entrants or existing competitors who shift focus to markets we serve. Our competitors include:

•	other outdoor/hunting mail order catalogs, including Bass Pro Shops Inc. and Cabela’s Inc.;

•	large-format sporting goods stores and chains, such as Gander Mountain Company and Dick’s Sporting Goods, Inc.;

•	other specialty off-course retailers of golf equipment such as Golfsmith International, Inc., Edwin Watts Golf, Golf Galaxy and Pro Golf Discount;

•	mass merchandisers, warehouse clubs, discount stores and department stores, such as Wal-Mart Stores, Inc. and Target Corporation;

•	online retailers of footwear, clothing, outdoor gear and golf equipment such as Amazon.com, Overstock.com and Sierra Trading Post, Inc.; and

•	on-course pro shops.
      Many of our competitors have substantially greater market presence, name recognition and financial, distribution, marketing and other resources than we have. Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Our competitors may develop products or services that are equal or superior to our solutions or achieve greater market acceptance than ours. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible in catalogs or over the Internet. As a result of this competition, we may need to spend more on advertising and promotion. If we are unable to compete effectively in our markets, our business, financial condition and operating results may suffer.
Our success depends on the continued popularity of outdoor recreation, particularly camping, golf and hunting, and the growth of the market for these products. If these activities decline in popularity, our sales could materially decline.
      We generate a substantial portion of our net sales from the sale of outdoor recreation equipment, in particular camping, golf and hunting products and related equipment. Any substantial decrease in the popularity of these activities could have an adverse effect on our results of operations and financial condition.
      The demand for golf products is directly related to the popularity of golf, the number of golf participants and the number of rounds being played by these participants. If golf participation decreases, sales of TGW’s products would likely decline substantially. TGW depends on the exposure of the product brands it sells to increase brand recognition, quality and acceptance of its merchandise offerings. Any significant reduction in television coverage of PGA Tour or other golf tournaments, or other significant decreases in either attendance at or viewership of golf tournaments, will reduce the visibility of its products and could materially affect our net sales. We do not believe there has been any material increase in golf participation or number of rounds played in recent years. The National Golf Foundation has reported that total rounds played in 2005 was virtually flat as compared to 2004. These trends may continue in the future and could negatively impact our sales and growth.
TGW’s sales and products may be adversely affected if its vendors fail to successfully develop and introduce new products.
      TGW’s future success depends, in part, upon its vendors’ continued ability to develop and introduce innovative products in the golf equipment market. The success of new products depends in part upon the subjective preferences of golfers, including a golf club’s look and “feel,” and the level of acceptance a golf club has among professional and recreational golfers. These subjective preferences are difficult to predict and may be subject to rapid and unanticipated changes. If TGW’s vendors fail to successfully develop and introduce innovative products, our net sales and gross profits may suffer.
Temporary or permanent disruption at our fulfillment facilities could prevent timely shipment of customer orders and hurt our sales.
      We assemble, package, and ship substantially all of our orders, and process all product returns, at our South St. Paul, Minnesota and Wichita, Kansas fulfillment and distribution facilities. Our ability to receive, process and fulfill customer orders depends on the effective operation of our telephone lines, operational and management information systems, and warehouse and distribution facilities. Any material disruption in our order receipt, processing or fulfillment systems resulting from internal or external telephone system failure, electrical problems, failure of our information systems or other technical problems could cause significant delays in our ability to receive and fill orders and may cause orders to be lost, shipped or delivered late or cancelled by the customer. If either facility were destroyed or significantly damaged by fire or other disaster, we would need to obtain alternative facilities and replenish our inventory, either of which would result in significantly increased operating costs and delays in fulfilling customer orders.
We intend to increase our reliance on our vendors to fulfill orders, which may increase the risks associated with our fulfillment process and decrease our ability to control the timing of shipments and customer satisfaction.
      We intend to increase our reliance on vendors to fulfill our customers’ orders. Shipment from TSG’s factory-direct vendors to TSG’s customers accounted for approximately 5% of TSG’s net sales in 2005, which we intend to continue to increase. Any failure by our vendors to sell and ship such products to our customers in a timely manner will have an adverse effect on our ability to fulfill customer orders and harm our business and results of operations. Our vendors, in turn, rely on third-party carriers to ship directly to our customers. Our vendors’ and third-party carriers’ failure to deliver products to our customers in a timely manner or to otherwise adequately serve our customers would damage our reputation and brand and substantially harm our business and results of operations.
Our systems may not be able to support increased online and catalog sales, which would harm our business and operating results.
      Growth in our sales volume or in the number of users of our websites may strain or exceed the capacity of our computer systems and lead to declines in performance or systems failure. We believe that we will need to continually improve and enhance the functionality and performance of our ecommerce, customer tracking and other technical systems. We intend to upgrade our existing systems and implement new systems as we anticipate new demand. Failure to implement these systems effectively or within a reasonable period of time would cause decreased levels of customer service and satisfaction.
Technological risks related to the Internet, including security and reliability issues, are largely outside our control and may hurt our reputation or sales.
      Our online business is subject to numerous technological risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns, security breaches and other technical failures or human errors.
      We host and manage all of our ecommerce websites utilizing computer systems at our corporate offices. System failures or an event or disaster at our offices could lead to disruption in service on our sites. Further, our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by security breaches. Our business may be harmed if our security measures do not prevent security breaches. We cannot assure protection against all security breaches. Our failure to respond successfully to these risks and uncertainties might adversely affect the net sales through our online business, as well as damage our reputation and increase our selling and marketing and general and administrative expenses. In addition, our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Any significant reliability, data capacity or connectivity problems experienced by the Internet or its users could harm our net sales and profitability.
Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and brands and subject us to legal liability.
      A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Currently, a large portion of our online and catalog sales are billed to our customers’ credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect customer transaction data. Any compromise of our security could damage our reputation and brands and expose us to a risk of lost sales, or litigation and possible legal liability. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.
If we are unable to provide satisfactory telephone-based customer support, we could lose customers.
      Our ability to provide satisfactory levels of customer support also depends, to a large degree, on the efficient and uninterrupted operation of our call centers. Any material disruption or slowdown in our telephone order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate telephone-based customer support. Further, we may be unable to attract and retain an adequate number of competent customer support representatives, which is essential in creating a favorable customer experience. If we are unable to continually provide adequate staffing for our customer support operations, our reputation could be seriously harmed. In addition, we cannot ensure that call volumes will not exceed our present system capacities. If this occurs, we could experience delays in accepting orders, responding to customer inquiries and addressing customer concerns. Because our success depends in large part on keeping our customers satisfied, any failure to provide satisfactory levels of customer support would likely impair our reputation and we could lose customers.
In order to increase our online sales and to sustain or increase profitability, we must attract online customers in a cost-effective manner.
      Our success depends on our ability to attract online customers in a cost-effective manner. We have relationships with providers of online marketing services to provide content and other links that direct customers to our websites. We rely on these relationships as significant sources of traffic to our websites. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new online customers would be harmed. In addition, the parties with which we have online-marketing arrangements could provide marketing services to other online or traditional retailers, including retailers with whom we compete. As a result, these parties may be reluctant to enter into or maintain relationships with us. Without these relationships, traffic to our websites could be reduced, which would substantially harm our business and results of operations.
Fluctuations in the price of paper and a rise in postage rates may increase our operating costs and make our expenses difficult to predict.
      Our catalog business is vulnerable to fluctuations in the price of paper stock and both our catalog and Internet businesses are vulnerable to increases in the cost of postage. Increases in postal rates and paper costs have a significant impact on the cost of production and mailing of our catalogs and the shipment of customer orders. Postage prices increase periodically, and we have no control over increases that may occur in the future. Paper prices historically have been cyclical and we have experienced significant increases in the past. Significant increases in postal rates or paper costs could negatively impact our operating results, particularly to the extent we are unable to pass on increases directly to our customers or offset the increases by reducing other costs.
      In addition, we are dependent upon the availability of paper to print our catalogs. Paper shortages have occurred in the past and may occur in the future. Any paper shortage may increase our paper costs and cause us to reduce our catalog circulation, change to a different weight or grade of paper or reduce the number of pages per catalog. These increased costs or responsive actions could negatively impact our net sales and operating results.

We guarantee lifetime returns for TSG purchases and more limited returns of TGW merchandise. Excessive merchandise returns could harm our operating results.
      TSG maintains a policy of making refunds or exchanges for all merchandise returned by customers for any reason, and we place no time limit on this return policy. TGW offers a 30-day playability guarantee that permits customers to return clubs for full in-store credit and a 30-day money back guarantee on new unused merchandise. While we make allowances in our financial statements for anticipated merchandise returns based on historical return rates, actual merchandise returns could exceed our reserves. Any significant increase in merchandise returns or merchandise returns that exceed our reserves could negatively impact our operating results.
Our failure to address risks associated with credit card fraud could damage our reputation and brands.
      Under current credit card practices, we are liable for fraudulent credit card transactions conducted online or over the phone because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase. Such losses could impair our results of operations. In addition, any failure to adequately control fraudulent credit card transactions could damage our reputation and brands, and reduce our net sales.
We may incur costs from litigation or increased regulation relating to products that we sell, which could adversely affect our sales and profitability.
      We may incur damages due to lawsuits relating to products we sell. Our products include black powder firearms, ammunition, air guns, paintball guns, blank firing firearms, bows, slingshots, knives, stun guns, blowguns, crossbows, certain non-lethal and chemical spray devices and other potentially dangerous products. We also sell tree stands for use by hunters. Sales of potentially dangerous products represented approximately 10% of TSG’s sales for the year ended December 31, 2005. We may incur losses due to lawsuits, including potential class actions in connection with our failure to comply with federal or state laws relating to the products we sell. We may also incur losses from lawsuits relating to the improper use of potentially dangerous products sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of potentially dangerous products. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims related to products that we sell or the unavailability of insurance for product liability claims at acceptable rates, could result in the elimination of these products from our product line reducing sales. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay for our insurance coverage.
Current and future government regulation may negatively impact demand for our products and our ability to conduct our business.
      Federal, state and local laws and regulations can affect our business and the demand for products. These laws and regulations include:

•	Federal Trade Commission regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales;

•	laws and regulations that prohibit or limit the sale, in certain states and localities, of certain items we offer such as black powder firearms, ammunition, bows, knives and similar products;

•	The Bureau of Alcohol, Tobacco, Firearms and Explosives governing the manner in which we sell ammunition;

•	laws and regulations governing hunting and fishing;

•	laws and regulations relating to the collecting and sharing of non-public customer information; and

•	customs laws and regulations pertaining to proper item classification, quotas, payment of duties and tariffs, and maintenance of documentation and internal control programs.
      Changes in these laws and regulations or additional regulation could cause the demand for and sales of our products to decrease. Moreover, complying with increased or changed regulations could cause our operating expenses to increase. This could adversely affect our net sales and profitability.
Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.
      Other parties have, and may in the future, assert that we have infringed their technology or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel or product shipment delays. Furthermore, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.
Our sales may decrease if we are required to collect taxes on purchases.
      We do not collect sales, use or other taxes related to the products we sell, except for certain corporate-level taxes and sales taxes with respect to purchases by customers located in the states of Minnesota and Kansas. However, one or more states may seek to impose sales, use or other tax collection obligations on us in the future. A successful assertion by one or more states that we should be collecting sales, use or other taxes on the sale of our products could result in substantial tax liabilities and penalties in connection with past sales. In addition, if we are required to collect these taxes we will lose one of our current cost advantages, which may decrease our ability to compete with traditional retailers and substantially harm our net sales.
      We have based our policies for sales tax collection on our interpretation of certain decisions of the U.S. Supreme Court that restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made through catalogs or over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the states of Minnesota and Kansas from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside of Minnesota and Kansas could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than Minnesota and Kansas. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.
Government regulation of the Internet and online commerce is evolving and unfavorable changes could substantially harm our business and results of operations.
      In addition to general business regulations and laws, we are subject to regulations and laws that specifically govern the Internet and online commerce. Existing and future regulations and laws may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and online commerce. Unfavorable resolution of these issues may slow the growth of online commerce and, in turn, our business.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
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
      On July 9, 2004, we received a letter from NCR Corporation, or NCR, stating that NCR believed we may be infringing certain NCR patents and offered a license to these patents on “commercially reasonable terms.” Effective April 28, 2005, we entered into a patent license agreement with NCR under which NCR granted us and our affiliates a royalty-free, paid up license under specified patents and a covenant not to assert infringement with respect to all other NCR patents for a term extending until March 10, 2019. In connection with the license agreement, we paid a paid up license fee of $750,000 in 2005.
      We are not a party to any pending litigation other than litigation which is incidental to our business and which we believe is not material.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers of the Registrant
      Set forth below is certain information concerning our executive officers and key employees.

Name	Age	Position

Executive Officers:
Gregory R. Binkley	57	President, Chief Executive Officer and Director
Charles B. Lingen	61	Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer and Director
John M. Casler	55	Executive Vice President of Merchandising, Marketing and Creative Services
Key Employees:
Dale D. Monson	41	Vice President of Information Systems and Technology and Chief Information Officer
Douglas E. Johnson	50	Vice President of Marketing
Mark S. Marney	52	Chief Executive Officer of The Golf Warehouse, Inc.
R. Michael Marney	53	President of The Golf Warehouse, Inc.

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
      The following table sets forth, for the periods indicated, the high and low close prices of our common stock as reported on the Nasdaq National Market. The per share prices set forth below have been adjusted to give effect to a 3-for2 stock split of our common stock paid on April 15, 2005 to shareholders of record on March 25, 2005.

	High	Low

2004
First Quarter	$14.98	$11.41
Second Quarter	15.91	11.55
Third Quarter	15.87	13.04
Fourth Quarter	16.79	13.71
2005
First Quarter	$17.43	$14.72
Second Quarter	20.24	16.43
Third Quarter	27.94	17.99
Fourth Quarter	27.69	22.23
Holders
      As of March 14, 2006, there were approximately 218 holders of record of our common stock.
Dividends
      We have not previously declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for use in our business in the foreseeable future. We are prohibited from paying and declaring cash dividends without the consent of the bank under the terms of our revolving credit agreement.
Stock Repurchase Program
      On May 6, 2005, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 159,710 shares of common stock at a total cost of $3.8 million were repurchased during the year ended December 31, 2005.
      On May 13, 2004, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 43,868 shares of common stock at a total cost of $0.6 million were repurchased during the year ended December 31, 2004.
      On May 5, 2003, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 389,466 shares of common stock at a total cost of $5.1 million were repurchased during the year ended December 31, 2004.
      The share amounts set forth above have been adjusted to give effect to a 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record as of March 25, 2005.

      The following table summarizes our repurchases of our common stock during the fourth quarter of 2005:
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Repurchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Repurchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Repurchased	Paid per Share	or Programs	Programs

October 1 — 31, 2005	—	—	—	672,558
November 1 — 30, 2005	120,210	$24.72	120,210	552,348
December 1 — 31, 2005	—	—	—	552,348

Total	120,210	$24.72	120,210	552,348

Item 6.	Selected Financial Data
      The following table sets forth certain historical financial and operating data for the periods indicated. The Consolidated Statement of Operations Data and Consolidated Balance Sheet Data as of and for each of the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our consolidated financial statements audited by Grant Thornton LLP, independent registered public accounting firm. The Selected Operating Data as of and for the periods indicated were derived or computed from our circulation or accounting records or the Consolidated Statement of Operations Data identified above. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Years Ended December 31,(1)

	2005	2004(2)	2003	2002	2001

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$285,120	$232,465	$194,757	$179,005	$167,820
Cost of sales	194,267	158,081	130,639	120,707	113,086

Gross profit	90,853	74,384	64,118	58,298	54,734
Selling, general and administrative expenses	72,789	62,122	54,467	51,983	51,344

Earnings from operations	18,064	12,262	9,651	6,315	3,390
Interest expense	(304)	(361)	—	(1)	(237)
Miscellaneous income (expense), net	326	(2)	24	(297)	(349)

Earnings before income taxes	18,086	11,899	9,675	6,017	2,804
Income tax expense	6,633	4,306	3,482	2,198	668

Net earnings	$11,453	$7,593	$6,193	$3,819	$2,136

Net earnings per share(3):
Basic	$1.58	$1.07	$.86	$.54	$.30

Diluted	$1.38	$.95	$.78	$.51	$.30

Weighted average shares outstanding(3):
Basic	7,228	7,078	7,178	7,129	7,123

Diluted	8,290	7,985	7,935	7,501	7,138

Selected Operating Data:
Gross profit as a percentage of net sales	31.9%	32.0%	32.9%	32.6%	32.6%
Selling, general and administrative expenses as a percentage of net sales	25.5%	26.7%	28.0%	29.0%	30.6%
Total catalogs mailed(4)	55,108	50,482	46,359	45,762	47,989
Total active customers(5)	1,271	1,255	1,005	977	1,039
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,050	$8,616	$32,054	$17,152	$8,592
Working capital	11,823	4,533	23,555	16,841	11,923
Total assets	93,890	80,914	64,468	50,178	42,641
Note payable-bank	—	5,000	—	—	—
Shareholders’ equity	41,969	29,872	25,616	19,394	15,314

(1)	Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 2005, 2003, 2002 and 2001 each consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks.

(2)	On June 29, 2004, we acquired The Golf Warehouse, L.L.C. The third quarter of 2004 was the first quarter for inclusion of The Golf Warehouse’s net sales, operations and earnings.

(3)	See Note A-12 in the notes to consolidated financial statements. Per share amounts and shares outstanding have been adjusted to give effect to a 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record on March 25, 2005.

(4)	Total catalogs mailed reflects the total number of catalogs expensed during the applicable period.

(5)	An “active customer” is defined as a customer who has purchased merchandise from us within 12 months preceding the end of the period indicated. Specific individuals with multiple contact names or multiple contact addresses may be considered as more than one active customer.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/ accessories. We market our high-quality products through catalogs and ecommerce websites. We currently have two reportable business segments, The Sportsman’s Guide, or TSG, our original business, and The Golf Warehouse, or TGW, acquired in 2004. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two ecommerce websites, www.sportsmansguide.com and bargainoutfitters.com. TGW markets and sells name-brand golf and baseball equipment, apparel and accessories through two ecommerce websites, www.TGW.com and www.baseballsavings.com, catalogs and one retail store.
      Our business was started in 1970 and incorporated as TSG in 1977. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value-pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers’ close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs, which allowed us to utilize a customized marketing plan to individual customer groups. We established TSG’s Internet presence in 1996 and completed the launch of TSG’s online retail store in April 1998. TSG’s sales generated through the Internet have grown rapidly since that time with product sales on the websites accounting for over 48% of total catalog and Internet sales for the year ended December 31, 2005. In the fall of 2000, we began to aggressively promote and sell the Buyer’s Club membership program. In addition, unique catalogs (Buyer’s Club Advantagetm) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.
      On June 29, 2004, we acquired The Golf Warehouse, L.L.C. TGW is an on-line and catalog retailer of golf and baseball equipment, apparel and accessories. TGW markets and sells golf and baseball related merchandise primarily through its websites, www.TGW.com, baseballsavings.com and through catalogs. The majority of TGW’s sales are generated through the Internet. TGW’s first catalog was published in the winter of 2002.
Fiscal Year
      Our fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, we describe all periods as if the year end is December 31. Fiscal years 2005, 2003 and 2002 each consisted of 52 weeks and fiscal year 2004 consisted of 53 weeks. The additional week in fiscal 2004 had the effect of increasing net sales by approximately $4 million with minimal effect on our net earnings.
Critical Accounting Policies and Use of Estimates
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on a periodic basis and are based on historical experiences, if available, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

      Our significant accounting policies are described in Note A to the consolidated financial statements. The following include the critical accounting policies that we believe require significant estimation and management judgment. The critical accounting policies of both business segments, where applicable, are the same as described in the following paragraphs.

Revenue Recognition
      We recognize sales at the time of shipment from our distribution center or from our factory direct vendors’ distribution center. We record sales generated as a result of our factory direct or drop ship arrangements when the third-party factory direct vendor confirms to us the shipment to our customer. We record sales for gift certificates as they are redeemed for merchandise. Prior to redemption, the certificates are recorded as a liability for the full-face amount of the certificates. We record sales generated under the Buyer’s Club 4-Pay Plan at the time of shipment along with related shipping and handling revenue. Amounts billed to customers for shipping and handling are recorded as sales at the time of shipment and shipping costs are included in cost of sales.
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

Stock Options
      We account for our options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in our consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required in order to show our net earnings as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note A-11 to our consolidated financial statements. The fair values of options and shares issued pursuant to our option plans at each grant date were estimated using the Black-Scholes option pricing model. Assumptions used in this model to generate estimated fair values include the expected dividend yield and price volatility of the underlying stock, risk-free interest rates, and estimated forfeitures and terms of the options. Differences in any of the above assumptions could change the initial fair value calculations. In particular, the estimates of the stock price volatility and the expected option terms generally have the most significant effect on the estimated initial fair value calculation. Material increases in the initial estimates of stock price volatility and/or expected option terms would typically increase the estimated fair value of an option.

Income Taxes
      Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax benefits and obligations attributable to differences between their carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using the current effective tax rate.
      In determining our provision for income taxes, we use an effective income tax rate based on annual income, anticipated permanent tax differences and statutory state income tax rates.
Results of Operations
      The following table sets forth, for the periods indicated, information from our consolidated statements of earnings expressed as a percentage of net sales:

	Years Ended December 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	68.1	68.0	67.1

Gross profit	31.9	32.0	32.9
Selling, general and administrative expenses	25.5	26.7	28.0

Earnings from operations	6.4	5.3	4.9
Interest and miscellaneous expense, net	—	0.1	—

Earnings before income taxes	6.4	5.2	4.9
Income tax expense	2.4	1.9	1.8

Net earnings	4.0%	3.3%	3.1%

Comparison of Years Ended December 31, 2005 and 2004

	The Sportsman’s Guide		The Golf Warehouse		Consolidated

	2005	2004	2005	2004	2005	2004

Net sales	$219,092	$207,224	$66,028	$25,241	$285,120	$232,465
Earnings from operations	$12,322	$10,695	$5,742	$1,567	$18,064	$12,262
      Net Sales. Consolidated net sales for 2005 of $285.1 million were $52.6 million or 22.6% higher than net sales of $232.5 million for 2004. The increase in consolidated net sales for 2005 was primarily a result of including the net sales from the newly-acquired TGW and higher net sales from TSG. The acquisition of TGW was effective June 29, 2004 making the third quarter of 2004 the first quarter for inclusion of TGW’s net sales, operations and earnings. Net sales for TSG increased 5.7% when compared to the year ended 2004 primarily as a result of increased Internet sales. With fiscal 2004 consisting of 53 weeks, the additional week had the effect of increasing our annual net sales for 2004 by approximately $4 million. After adjusting for the additional week in fiscal 2004, consolidated net sales for 2005 increased approximately 25% over 2004 net sales levels and TSG’s net sales for 2005 increased approximately 7.5% over a 52 week net sales level for 2004.
      As of December 31, 2005, the Buyer’s Club membership had increased to 413,000, up 8% over the 382,000 reported as of December 31, 2004.
      Sales generated through the Internet for TSG in 2005 were approximately 48% of TSG’s total Internet and catalog sales compared to approximately 42% in 2004. Approximately 80% of TGW’s total sales for 2005 were generated through the Internet. Sales generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet advertised product offers placed by telephone. Internet related orders continue to grow, period over period, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
      Gross returns and allowances for 2005 were $16.0 million or 5.3% of gross sales compared to $14.0 million or 5.7% of gross sales in 2004. The decrease in gross returns and allowances, as a percentage of gross sales, was primarily due to favorable trends in actual customer return activity at TSG and overall lower customer returns, as a percentage of gross sales, at TGW which traditionally have been lower than TSG’s customer return rates.
      Gross Profit. Consolidated gross profit for 2005 was $90.9 million or 31.9% of net sales compared to $74.4 million or 32.0% of net sales in 2004. The decrease in consolidated gross profit percentage for the year was primarily due to the inclusion of lower product margin sales of TGW for a full 12 months, offset somewhat by improved product margins at TSG. TGW’s product margins are traditionally lower than those of TSG. TSG’s product margins, as a percentage of net sales, were higher in 2005 when compared to the prior year primarily due to an increase in sales of manufacturers’ closeouts and direct imports which traditionally have higher product margins than other categories. Our gross profit (net sales less cost of sales) may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales.
      Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $72.8 million or 25.5% of net sales during 2005 compared to $62.1 million or 26.7% of net sales during 2004.
      Consolidated selling, general and administrative expenses, as a percentage of net sales, for 2005 were lower compared to 2004 primarily as a result of the inclusion of TGW’s selling, general and administrative expenses for a full 12 months which historically have been lower than those of TSG. TSG’s selling, general and administrative expenses, as a percentage of net sales, for 2005 were slightly lower compared to the prior year as a result of higher Internet sales offset somewhat by higher advertising costs as a percentage of net sales due primarily to increased paper costs and affiliate fees. TGW’s selling, general and administrative expenses, as a percentage of net sales, traditionally have been lower than TSG’s with a higher percentage of its sales generated from the Internet coupled with a higher average customer order amount.
      The increase in consolidated selling, general and administrative expenses for 2005, in dollars, compared to the prior year, was primarily due to the inclusion of TGW’s expenses for a full 12 months and higher advertising spending by TSG from an increase in catalog circulation and higher affiliate commissions.
      We mailed a total of 55.1 million catalogs during 2005 compared to 50.5 million catalogs during 2004. The 2005 catalogs mailed include 5.0 million catalogs (six editions) circulated by TGW. During 2005 and

2004, TSG mailed 35 catalog editions consisting of 11 main catalogs, 12 Buyer’s Club Advantagetm catalogs and 12 specialty catalogs.
      Consolidated advertising expense for 2005 was $39.0 million or 13.7% of net sales compared to $32.8 million or 14.1% of net sales for 2004. The decrease in consolidated advertising expense, as a percentage of net sales, for 2005 compared to 2004 was primarily due to the inclusion of TGW for a full 12 months in 2005. TSG’s advertising expense as a percentage of net sales was higher in 2005 due to lower than anticipated customer response. TGW’s advertising expense as a percentage of net sales is lower than the traditional TSG percentage as a result of its higher percentage of Internet driven sales coupled with a higher average customer order amount.
      The increase in consolidated advertising expense, in dollars, for 2005 was primarily due to the inclusion of TGW’s advertising expense for a full 12 months, an increase in TSG’s catalog circulation and an increase in commissions to Internet affiliates.
      Earnings from Operations. Earnings from operations were $18.1 million or 6.4% of net sales during 2005 compared to $12.3 million or 5.3% of net sales during 2004. The increase in earnings from operations for 2005, in dollars, was largely due to the inclusion of TGW’s earnings for a full 12 months in 2005, as well as growth and improved performance in TSG. The additional week in fiscal 2004 had minimal effect on our earnings from operations.
      Interest Expense. Interest expense for 2005 was $0.3 million or 0.1% of net sales compared to $0.4 million or 0.2% of net sales for 2004. Interest expense in 2005 and 2004 was the result of the acquisition of TGW. A portion of the purchase price of approximately $30.5 million was financed by borrowings under a new credit facility. As of December 31, 2005, all debt related to the acquisition was repaid.
      Income Taxes. Income tax expense for 2005 was $6.6 million compared to $4.3 million for 2004. The effective tax rate was 36.7% for 2005 compared to 36.2% for 2004. The increased tax rate was the result of the inclusion of TGW for the full year of 2005, which has a higher statutory state income tax rate than TSG.
      Net Earnings. As a result of the above factors, net earnings for 2005 were $11.5 million compared to $7.6 million for 2004.
Comparison of Years Ended December 31, 2004 and 2003

			The Golf
	The Sportsman’s Guide		Warehouse		Consolidated

	2004	2003	2004	2003	2004	2003

Net sales	$207,224	$194,757	$25,241	$—	$232,465	$194,757
Earnings from operations	$10,695	$9,651	$1,567	$—	$12,262	$9,651
      Net Sales. Consolidated net sales for 2004 of $232.5 million were $37.7 million or 19% higher than net sales of $194.8 million for 2003. The increase in consolidated net sales for 2004 was primarily a result of including the net sales from the newly-acquired TGW and higher net sales from TSG. The acquisition of TGW was effective June 29, 2004 making the third quarter of 2004 the first quarter for inclusion of TGW’s net sales, operations and earnings. Net sales for TSG increased 6% when compared to the year ended 2003 primarily as a result of increased Internet sales. With fiscal 2004 consisting of 53 weeks, the additional week had the effect of increasing our annual net sales by approximately $4 million.
      As of December 31, 2004, the Buyer’s Club membership had increased to 382,000, up 8.8% over the 351,000 reported as of December 31, 2003.
      Sales generated through the Internet for TSG in 2004 were approximately 42% of TSG’s total Internet and catalog sales compared to approximately 36% in 2003. The majority of TGW’s total sales for 2004 were generated through the Internet.

      Gross returns and allowances for 2004 were $14.0 million or 5.7% of gross sales compared to $12.8 million or 6.2% of gross sales in 2003. The decrease in gross returns and allowances, as a percentage of gross sales, was primarily due to favorable trends in actual customer return activity at TSG and overall lower customer returns, as a percentage of gross sales, at TGW.
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
      Consolidated selling, general and administrative expenses, as a percentage of net sales, for 2004 were lower compared to 2003 as a result of additional productivity from the Internet leverage in TSG as well as the inclusion of TGW’s selling, general and administrative expenses. TSG’s selling, general and administrative expenses, as a percentage of net sales, for 2004 were lower compared to the prior year as a result of higher Internet sales and lower order processing costs with the increased sales generated through the Internet.
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
      We mailed a total of 50.5 million catalogs during 2004 compared to 46.4 million catalogs during 2003. The 2004 catalogs mailed include 1.5 million catalogs (two editions) circulated by TGW since the acquisition on June 29, 2004. During 2004, TSG mailed 35 catalog editions consisting of 11 main catalogs, 12 Buyer’s Club Advantagetm catalogs and 12 specialty catalogs compared to 33 catalog editions during 2003 consisting of 11 main catalogs, 12 Buyer’s Club Advantagetm catalogs and 10 specialty catalogs.
      Consolidated advertising expense for 2004 was $32.8 million or 14.1% of net sales compared to $29.4 million or 15.1% of net sales for 2003. The decrease in consolidated advertising expense, as a percentage of net sales, for 2004 compared to 2003 was primarily due to the increase in TSG’s net sales generated from the Internet and the inclusion of TGW since the acquisition on June 29, 2004.
      The increase in consolidated advertising expense for 2004, in dollars, was primarily due to an increase in TSG’s catalog circulation and the inclusion of TGW’s advertising expense since the acquisition on June 29, 2004.
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
      Income Taxes. Income tax expense for 2004 was $4.3 million compared to $3.5 million for 2003. The effective tax rate for 2004 was 36.2% compared to 36.0% for 2003. The increased tax rate was the result of the inclusion of TGW for the final two quarters of 2004, which has a higher statutory state income tax rate than TSG.

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
      The following table provides certain unaudited financial information for each of the quarters shown:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
2005
Net sales	$64,578	$63,778	$61,549	$95,215
Gross profit	20,034	19,444	19,489	31,886
Earnings from operations	3,562	3,968	3,506	7,028
Net earnings	2,257	2,507	2,189	4,500
Net earnings per share:
Basic	.32	.35	.30	.61
Diluted	.28	.31	.26	.53
2004
Net sales	$44,811	$39,553	$57,039	$91,062
Gross profit	14,345	12,829	16,900	30,310
Earnings from operations	1,999	1,900	2,336	6,027
Net earnings	1,308	1,240	1,377	3,668
Net earnings per share:
Basic	.18	.18	.20	.52
Diluted	.16	.16	.17	.46
Per share amounts set forth above have been adjusted to give effect to a 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record on March 25, 2005.

Note:	The acquisition of The Golf Warehouse, L.L.C. was effective June 29, 2004. The third quarter of 2004 was the first quarter for inclusion of TGW’s net sales, operations and earnings.
Liquidity and Capital Resources
      Working Capital. We had working capital of $11.8 million as of December 31, 2005 compared to $4.5 million as of December 31, 2004, with current ratios of 1.2 to 1 and 1.1 to 1, respectively. The increase of $7.3 million in working capital was primarily due to an increase in cash from increased net earnings and higher inventory levels.
      We purchase large quantities of manufacturers’ close-outs and direct imports. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.
      TSG’s Buyer’s Club members are entitled to participate in a credit plan with no finance charges, known as the “Buyer’s Club 4-Pay Plan.” Under this plan, TSG charges Club members’ credit cards for four consecutive monthly payments. TSG had outstanding customer receivables of $3.1 million at

December 31, 2005 compared to $2.6 million at December 31, 2004. This 4-Pay program will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.
      On June 29, 2004, we entered into a Credit Agreement with Wells Fargo Bank, National Association providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring on September 30, 2007. The revolving line of credit is for working capital and letters of credit and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility, if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank’s prime rate less 0.15% or, at our option, fixed term LIBOR plus 2.5 percentage points, provided certain financial ratios are met. The revolving credit line and term loan are collateralized by substantially all of our assets.
      All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. These covenants were amended in December 2005 prior to the repayment of the term loan. The new covenants include current ratio, minimum tangible net worth, total liabilities to tangible net worth ratio and minimum net earnings. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of December 31, 2005 and 2004, we were in compliance with all applicable covenants under the amended Credit Agreement. We had no borrowings against the revolving credit line at December 31, 2005 and 2004. Outstanding letters of credit were $1.5 million at the end of 2005 compared to $1.9 million at the end of 2004. We had no balance against the term loan at December 31, 2005 compared to $5.0 million at December 31, 2004.
      We have several long-term operating leases and other commitments related to facilities and long-distance telephone services with varying terms. At December 31, 2005, future contractual obligations under the above agreements are as follows (in thousands):

	Payment due by period

		1-3	3-5	More than
Contractual Obligations	Total	Years	Years	5 Years

Operating Lease Obligations	$6,661	$5,778	$883	$—
Purchase Obligations	2,000	2,000	—	—

Total	$8,661	$7,778	$883	$—

      Operating Activities. Cash flows provided by operating activities during 2005 were $13.2 million compared to $7.4 million in 2004. The increase in cash provided by operating activities was primarily the result of higher net earnings and higher accounts payable.
      Cash flows provided by operating activities during 2004 were $7.4 million compared to $16.4 million in 2003. The decrease in cash flows provided by operating activities was primarily the result of an increase in inventory position at year-end and lower accounts payable to vendors. The higher inventory position at the end of 2004 was due to higher level of inventory at TSG and the inclusion of TGW’s inventory position for the first time as a result of the acquisition effective June 29, 2004. TSG’s inventory position was higher at the end of 2004 largely due to the fact that a greater percentage of the inventory to support the spring business was received by year end in 2004 than at the end of 2003. The lower accounts payable to vendors at the end of 2004 was due to the timing of inventory receipts and the subsequent payments to the vendors. Payment terms from our vendors for 2004 did not change significantly from those of 2003.
      Investing Activities. Cash flows used in investing activities during 2005 were $1.0 million compared to $31.2 million in 2004 and $0.9 million in 2003. On June 29, 2004, we acquired The Golf Warehouse, L.L.C. for a purchase price of $30 million with an additional $0.4 million of transaction costs incurred.
      Financing Activities. Cash flows used in financing activities during 2005 were $6.8 million compared to cash flows provided by financing activities of $0.4 million during 2004. Cash flows used in financing activities during 2005 were largely due to the repayment of $5.0 million remaining on the term loan and the repurchase of common stock, partially offset by the receipt of cash proceeds from the exercise of stock options. On May 6, 2005, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding stock in the open market or in privately negotiated transactions over the next twelve months. Under the 2005 plan, 159,710 shares of common stock at a total cost of approximately $3.8 million were repurchased during the year ended December 31, 2005.
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
      We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months and for the foreseeable future. Future acquisitions or other transactions may require us to obtain additional sources of financing.
      We do not have any off balance sheet arrangements other than the operating leases as disclosed in Note F to the consolidated financial statements.
New Accounting Pronouncements
      In 2004, the FASB issued Statement No. 123 (Revised), Share-Based Payment, (FAS 123R). FAS 123R eliminates the alternative to use APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic value method of accounting that was provided in FAS 123 as originally issued. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, this Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We will adopt FAS 123R effective January 1, 2006 on a prospective basis. We currently estimate that the adoption of FAS 123R will reduce 2006 diluted earnings per share by $0.15 to $0.20. Future compensation cost will be impacted by several factors, including the number of awards granted and their related fair value at the date of grant.
Forward-Looking Statements
      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate” and similar expressions to identify forward-looking statements. These forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the risk factors described in Item 1A of this report.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Market Risk
      We invest our excess cash in money market funds. The market risk on such investments is minimal. We are exposed to market risk from changes in U.S. interest rates on borrowings under our credit facility. We import certain items for sale in our catalogs and websites. Substantially all of our purchase orders are issued in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data
      The following financial statements and schedules are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Sportsman’s Guide, Inc.
      We have audited the accompanying consolidated balance sheets of The Sportsman’s Guide, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Sportsman’s Guide, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
The Sportsman’s Guide, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Sportsman’s Guide, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
      In our opinion, management’s assessment that The Sportsman’s Guide, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, The Sportsman’s Guide, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, (United States) the consolidated balance sheets of The Sportsman’s Guide, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 14, 2006, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
March 14, 2006

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	(In thousands, except share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$14,050	$8,616
Accounts receivable — net	4,437	3,955
Inventory	34,238	29,148
Promotional material	4,462	3,578
Prepaid expenses and other	3,761	3,123
Deferred income taxes	2,027	1,767

Total current assets	62,975	50,187
Property and Equipment — Net	2,325	2,693
Other Assets
Goodwill	17,205	17,176
Trade and domain name	10,200	10,200
Other intangibles	1,185	658

Total other assets	28,590	28,034

Total assets	$93,890	$80,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,687	$23,832
Accrued expenses	8,772	7,146
Income taxes payable	2,616	1,982
Deferred revenue	7,833	7,314
Returns reserve	2,045	2,318
Customer deposits and other liabilities	3,199	3,062

Total current liabilities	51,152	45,654
Long-Term Liabilities
Note payable — bank	—	5,000
Deferred income taxes	769	305
Other	—	83

Total long-term liabilities	769	5,388

Total liabilities	51,921	51,042
Commitments and Contingencies	—-	—
Shareholders’ Equity
Common Stock — $.01 par value; 36,800,000 shares authorized; 7,318,564 and 7,097,746 shares issued and outstanding at December 31, 2005 and 2004	73	71
Additional paid-in capital	8,618	8,024
Accumulated other comprehensive income	280	232
Retained earnings	32,998	21,545

Total shareholders’ equity	41,969	29,872

Total liabilities and shareholders’ equity	$93,890	$80,914

The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Net sales	$285,120	$232,465	$194,757
Cost of sales	194,267	158,081	130,639

Gross profit	90,853	74,384	64,118
Selling, general and administrative expenses	72,789	62,122	54,467

Earnings from operations	18,064	12,262	9,651
Interest expense	(304)	(361)	—
Miscellaneous income (expense), net	326	(2)	24

Earnings before income taxes	18,086	11,899	9,675
Income tax expense	6,633	4,306	3,482

Net earnings	$11,453	$7,593	$6,193

Net earnings per share:
Basic	$1.58	$1.07	$.86

Diluted	$1.38	$.95	$.78

Weighted average common and common equivalent shares outstanding:
Basic	7,228	7,078	7,178

Diluted	8,290	7,985	7,935

The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income

	(In thousands)
Balances at December 31, 2002	7,131	$71	$11,564	$—	$7,759	$19,394
Exercise of stock options	256	3	650	—	—	653
Tax benefit related to exercise of stock options	—	—	554	—	—	554
Repurchase of common stock	(148)	(2)	(1,176)	—	—	(1,178)
Net earnings	—	—	—	—	6,193	6,193	$6,193

Total comprehensive income							$6,193

Balances at December 31, 2003	7,239	72	11,592	—	13,952	25,616
Exercise of stock options	291	3	1,088	—	—	1,091
Tax benefit related to exercise of stock options	—	—	1,070	—	—	1,070
Repurchase of common stock	(432)	(4)	(5,726)	—	—	(5,730)
Net earnings	—	—	—	—	7,593	7,593	$7,593
Other comprehensive income — marketable securities	—	—	—	232	—	232	232

Total comprehensive income							$7,825

Balances at December 31, 2004	7,098	71	8,024	232	21,545	29,872
Exercise of stock options	381	4	1,954	—	—	1,958
Tax benefit related to exercise of stock options			2,424	—	—	2,424
Repurchase of common stock	(160)	(2)	(3,784)	—	—	(3,786)
Net earnings	—	—	—	—	11,453	11,453	$11,453
Other comprehensive income — marketable securities	—	—	—	48	—	48	48

Total comprehensive income							$11,501

Balances at December 31, 2005	7,319	$73	$8,618	$280	$32,998	$41,969

The accompanying notes are an integral part of these consolidated financial statements.

The Sportsman’s Guide, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$11,453	$7,593	$6,193
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Depreciation and amortization	1,471	1,431	1,322
Deferred income taxes	204	2,306	(813)
Tax benefit related to exercise of stock options	2,424	1,070	554
Change in fair value of marketable securities	48	232	—
Other	—	9	15
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(482)	(842)	(20)
Inventory	(5,090)	(4,009)	1,719
Promotional material	(884)	(842)	(25)
Prepaid expenses and other	(638)	(1,091)	(743)
Other long term assets	(710)	—	—
Income taxes payable	634	(1,125)	1,225
Accounts payable	2,855	259	2,720
Accrued expenses	1,626	964	1,995
Customer deposits and other liabilities	316	1,460	2,212

Cash flows provided by operating activities	13,227	7,415	16,354
Cash flows from investing activities:
Purchases of property and equipment	(920)	(772)	(941)
Business acquisition	(29)	(30,442)	—
Other	—	—	14

Cash flows used in investing activities	(949)	(31,214)	(927)
Cash flows from financing activities:
Proceeds from note payable to bank	—	12,500	—
Principal payments on note payable to bank	(5,000)	(7,500)	—
Payment of long-term debt	(16)	—	—
Proceeds from exercise of stock options	1,958	1,091	653
Repurchase of common stock	(3,786)	(5,730)	(1,178)

Cash flows provided by (used in) financing activities	(6,844)	361	(525)

Increase (decrease) in cash and cash equivalents	5,434	(23,438)	14,902
Cash and cash equivalents at beginning of the year	8,616	32,054	17,152

Cash and cash equivalents at end of the year	$14,050	$8,616	$32,054

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$278	$360	$—
Income taxes	3,363	3,560	2,567
Cash received during the year for:
Income tax refund	$—	$1,505	$—
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
      TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two ecommerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf and baseball equipment, apparel and accessories through two ecommerce websites, www.TGW.com and baseballsavings.com, catalogs and one retail store.
      On June 20, 2004, the Company acquired The Golf Warehouse, L.L.C. The majority of TGW’s total sales are generated through the Internet. TGW’s first catalog was published in the winter of 2002.
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
      The Company recognizes sales at the time of shipment from its distribution center or from its factory direct vendors’ distribution center. The Company records sales generated as a result of the Company’s factory direct or drop ship arrangements when the third-party factory direct vendor confirms to the Company the shipment to the Company’s customer. The Company records sales for gift certificates as gift certificates are redeemed for merchandise. Prior to redemption, the certificates are recorded as a liability for the full-face amount of the certificates. The Company records sales generated under the Buyer’ Club 4-Pay Plan at the time of shipment along with related shipping and handling revenue. Amounts billed to customers for shipping and handling are recorded as sales at the time of shipment and shipping costs are included in cost of sales. Sales include shipping and handling revenues of $30.3 million, $27.1 million and $24.8 million for the years ended December 31, 2005, 2004 and 2003.
      At the time of shipment, the Company records a provision for anticipated merchandise returns, net of exchanges, based upon historical experience and current expectations. The net provision charged against sales was $12.6 million, $10.6 million and $9.2 million during the years ended December 31, 2005, 2004 and 2003. Reserves for returns, net of exchanges, were $2.0 million and $2.3 million at December 31, 2005 and 2004.
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

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
      The following schedule depicts the changes to the deferred revenue and membership fee refund obligations for the three years ended December 31, 2005, 2004 and 2003 (in thousands):

	Years ended December 31,

	2005	2004	2003

Deferred revenue:
Beginning balance	$7,314	$6,425	$5,566
Fees received from club members	12,574	11,819	10,828
Fees recognized in income	(11,955)	(10,813)	(9,863)
Provision for refunds	(100)	(117)	(106)
Ending balance	$7,833	$7,314	$6,425

Refund obligations:
Beginning balance	$41	$36	$32
Provision for refunds	100	117	106
Refunds paid	(102)	(112)	(102)
Ending balance	$39	$41	$36

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
      The Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents. The Company also considers credit card settlements in-transit as cash for reporting purposes. Cash equivalents at December 31, 2005 and 2004 were invested in a money market fund.

6.	Accounts Receivable
      Accounts receivable consist primarily of amounts owed for merchandise by customers utilizing a credit plan and amounts owed for list rental and other advertising services provided by the Company to third parties. The Company had an allowance for doubtful accounts of $47,000 and $124,000 at December 31, 2005 and 2004.

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
      The remaining expected amortization of other intangible assets will be $475,000 straight-line over the next four years.
      The Company does not amortize goodwill or trade and domain names and reviews them for impairment on a regular basis, at least annually. There was no impairment charge recorded by the Company for the years ended December 31, 2005 and 2004.

11.	Stock Options
      The Company accounts for its stock options issued to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. Stock options are granted at exercise prices equivalent to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense for stock options has been recognized in the Company’s consolidated financial statements. Pro forma information regarding net earnings attributable to common stockholders and net earnings per share attributable to common stockholders is required in order to show the Company’s net earnings as if the Company had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. The fair values of options and shares issued pursuant to the Company’s option plans at each grant date were estimated using the Black-Scholes

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
option-pricing model. Assumptions used in this model to generate estimated fair values include the expected dividend yield and price volatility of the underlying stock, risk-free interest rates, and estimated forfeitures and terms of the options. Differences in any of the above assumptions could change the initial fair value calculations. In particular, the estimates of the stock price volatility and the expected options terms generally have the most significant effect on the estimated initial fair value calculation. Material increases in the initial estimates of stock price volatility and/or expected options terms would typically increase the estimated fair value of an option. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

	Years ended December 31,

	2005	2004	2003

Net earnings as reported	$11,453	$7,593	$6,193
Deduct: Total stock-based employee compensation expense under the fair value method for all awards, net of related tax effects	(1,787)	(1,089)	(484)

Pro-forma net earnings	$9,666	$6,504	$5,709

Earnings per share:
Basic — as reported	$1.58	$1.07	$.86
Basic — pro-forma	1.34	.92	.80
Diluted — as reported	$1.38	$.95	$.78
Diluted — pro-forma	1.19	.84	.73
      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 44% to 48% in 2005, 48% in 2004, and 62% in 2003; risk-free interest rates of 3.65% in 2005, 2.87 to 3.87% in 2004, and 3.18% in 2003; estimated forfeiture of 2% in 2005, 2% to 5% in 2004 and 2% in 2003; and expected life of 3 to 5 years for 2005 and 2004 and 5 years for 2003. The weighted average number of shares outstanding, in thousands, for purposes of calculating the diluted — pro-forma earnings per share for 2005, 2004 and 2003 are 8,102, 7,770 and 7,809, respectively.
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
      For the years ended December 31, 2005, 2004 and 2003, 1,062,150, 906,782 and 756,901 common share equivalents were included in the computation of diluted net earnings per share.
      All options to purchase shares of common stock were included in the computation of diluted net earnings per share for the years ended December 31, 2005, 2004 and 2003.
13. Fiscal Year
      The Company’s fiscal year ends on the Sunday nearest December 31, but for clarity of presentation, all periods are described as if the year end is December 31. Fiscal years 2005 and 2003 each consisted of 52 weeks. Fiscal year 2004 consisted of 53 weeks.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
14. Fair Values of Financial Instruments
      Due to their short-term nature, the carrying value of the Company’s financial assets and liabilities approximates their fair values.
15. Use of Estimates in Preparing Financial Statements
      Preparing financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
NOTE B — PROPERTY AND EQUIPMENT
      Property and equipment consists of the following (in thousands):

	December 31,	December 31,	Estimated
	2005	2004	useful lives

Machinery, equipment and furniture	$6,475	$6,044	3-7 years
Leasehold improvements	2,708	2,557	Lease term
Computer equipment and accessories	3,715	3,466	3-5 years
Computer software	4,565	4,476	3-5 years

	17,463	16,543
Less accumulated depreciation and amortization	15,138	13,850

	$2,325	$2,693

NOTE C — CREDIT FACILITY
      On June 29, 2004, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring on September 30, 2007. The revolving line of credit is for working capital and letters of credit and the proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility, if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank’s prime rate less 0.15% or, at the Company’s option, fixed term LIBOR plus 2.5 percentage points, provided certain financial ratios are met. The revolving credit line is collateralized by substantially all of the Company’s assets.
      All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization ratio and a fixed charge coverage ratio. These covenants were amended in December 2005 prior to the repayment of the term loan. The new covenants include current ratio, minimum tangible net worth, total liabilities to tangible net worth ratio and minimum net earnings. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of December 31, 2005 and 2004, the Company was in compliance with all applicable covenants under the amended Credit Agreement. The Company had no borrowings against the revolving credit line at December 31, 2005 and 2004. The Company had a zero remaining balance against the term loan at December 31, 2005 and $5.0 million at

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE C — CREDIT FACILITY (Continued)
December 31, 2004. Outstanding letters of credit were $1.5 million at the end of 2005 compared to $1.9 million at the end of 2004.
      The following is a summary of the credit facility (in thousands):

	Years Ended December 31,

	2005	2004	2003

Borrowings at end of year	$—	$5,000	$—
Interest rate at end of year	6.81%	4.82%	3.50%
Maximum month-end borrowing during the year	$9,135	$18,485	$—
Average daily borrowing during the year	$5,177	$7,873	$—
Weighted average interest rate during the year	5.90%	4.35%	N/A
Outstanding letters of credit at end of year	$1,504	$1,876	$2,483
NOTE D — ACQUISITION
      On June 29, 2004, the Company acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C. from Falconhead Capital LLC, a private investment firm, and members of TGW management pursuant to a Membership Interest Purchase Agreement dated as of June 29, 2004. The purchase price for TGW was approximately $30.4 million and was funded from the Company’s working capital and borrowings under the Company’s credit facility with Wells Fargo Bank, National Association. The purchase price for TGW of $30.4 million consisted of $30 million for 100% of the outstanding membership interests and $0.4 million of transaction costs. No amounts of the purchase price were contingent upon future specified events, earnings or prices of securities.
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

90 days after closing date	$500
180 days after closing date	500
360 days after closing date	1,500
540 days after closing date	Remaining Funds
      The Company earned interest on the escrow amount and in accordance with the escrow agreement 64% of the interest was paid to the sellers giving rise to additional goodwill of approximately $29,000 for 2005.
      As of December 31, 2005, there were no claims identified or pending with respect to the escrow funds and all amounts deposited in the escrow account had been paid to the sellers.
      The following unaudited pro forma summary represents the consolidated results of operations as if the TGW acquisition had occurred at the beginning of 2003. This presentation does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.
      For the years ended December 31:

	2004	2003

Net sales	$259,545	$237,183
Net income	8,081	6,681
Basic net earnings per share	1.14	.93
Diluted net earnings per share	1.01	.84
NOTE E — INCOME TAXES
      The provision for income tax expense consists of the following (in thousands):

	Years ended December 31,

	2005	2004	2003

Current
Federal	$6,231	$1,934	$4,253
State	198	66	42

	6,429	2,000	4,295
Deferred
Federal	204	2,306	(813)

	$6,633	$4,306	$3,482

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE E — INCOME TAXES (Continued)
      Differences between income tax expense and amounts derived by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Years ended December 31,

	2005	2004	2003

U.S. federal statutory rate	34.0%	34.0%	34.0%
State taxes	1.1	0.6	0.4
Other	1.6	1.6	1.6

	36.7%	36.2%	36.0%

      The components of deferred taxes consist of the following (in thousands):

	December 31, 2005	December 31, 2004

Current deferred tax assets (liabilities):
Inventory	$858	$682
Vacation accrual	299	214
Returns reserve	785	854
Promotional material	(830)	(732)
Prepaid expenses	(360)	(345)
Deferred revenue	—	645
Deferred compensation	838	557
Other	437	(108)

Current deferred tax asset	2,027	1,767
Long-term deferred tax assets (liabilities):
Internally developed software	—	(923)
Amortization of intangible assets	(1,041)	(347)
Depreciation	272	965

Long-term deferred tax liability	(769)	(305)

Net deferred tax asset	$1,258	$1,462

NOTE F — COMMITMENTS AND CONTINGENCIES

Lease and Other Commitments
      The Company has several long-term operating leases and other commitments related to facilities, office equipment and long-distance telephone services with varying terms.
      At December 31, 2005, future minimum commitments under the above agreements are as follows for the years ended December 31, (in thousands):

2006	$3,227
2007	2,685
2008	1,866
2009	883

$8,661

      Rent expense was $2.4 million, $2.4 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003.

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
      In June 2002, the Company entered into an agreement with Gary Olen pursuant to which Mr. Olen provides services to the Company and has granted the Company the exclusive right to use his name and likeness. The agreement continues until June 30, 2007 and is automatically renewed for additional one-year terms unless either party gives one year’s notice of non-renewal. Under the agreement, the Company pays Mr. Olen an annual salary, which is subject to an annual cost of living adjustment, plus benefits. The Company paid Mr. Olen $52,918 in 2005, $53,934 in 2004 and $50,000 in 2003.

Profit Sharing Plan
      The Company has a 401(k) plan covering substantially all employees. The Plan allows the Company to make discretionary matching contributions to the plan. The Company made contributions of $150,000, $138,000 and $110,000 for the years ended December 31, 2005, 2004 and 2003.
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

Legal Proceedings
      On July 9, 2004, the Company received a letter from NCR Corporation, or NCR, stating that NCR believed the Company may be infringing certain NCR patents, and offered a license to these patents “on commercially reasonable terms.” Effective April 28, 2005, the Company entered into a patent license agreement with NCR under which NCR granted the Company and its affiliates a royalty-free, paid up license under specified patents and a covenant not to assert infringement with respect to all other NCR patents for a term extending until March 10, 2019. In connection with the license agreement, the Company paid a paid up license fee of $750,000 in 2005.
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
NOTE G — RECENT ACCOUNTING PRONOUNCEMENTS
      In 2004, the FASB revised Statement No. 123 (Revised), Share-Based Payment, (FAS 123R). FAS 123R eliminates the alternative to use APB Opinion No. 25’s, Accounting for Stock Issued to Employees, intrinsic value method of accounting that was provided in FAS 123 as originally issued. FAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. For public entities that do not file as small business issuers, this Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt FAS 123R effective January 1, 2006 on a prospective basis. The Company currently estimates that the adoption of FAS 123R will reduce 2006 diluted earnings per share by $0.15 to $0.20. Future compensation cost will be impacted by several factors, including the number of awards granted and their related fair value at the date of grant.
NOTE H — SHAREHOLDERS’ EQUITY
      The Company has 40,000,000 authorized shares; 200,000 of Series A Preferred Stock, 36,800,000 of Common Stock and 3,000,000 undesignated shares. As of the fiscal years ended December 31, 2005 and 2004, the Company did not have any Series A Preferred Stock issued or outstanding. Except as otherwise required by law, the Series A Preferred Stock has no voting rights. The holders of Series A Preferred Stock are entitled to receive, when and as declared by the board of directors, dividends at the same rate per share as dividends paid to holders of the Company’s common stock. In the event of any liquidation, dissolution or winding up (including any acquisition of the Company by merger or other form of reorganization or a sale of substantially all the assets), the holders of Series A Preferred Stock are entitled to be paid out of funds available for distribution to shareholders an amount per share equal to the value of the liquidation proceeds times a fraction, the numerator of which is 19.4483 and the denominator of which is the number of shares of common stock outstanding, provided that solely for purposes of calculating the liquidation preference, the liquidation proceeds shall not exceed $6,000,000. After setting apart or paying in full the liquidation preference to the holders of Series A Preferred Stock, the holders of common stock share ratably in all remaining assets available for distribution to shareholders to the exclusion of the holders of Series A Preferred Stock.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE H — SHAREHOLDERS’ EQUITY (Continued)

Stock Repurchase Program
      On May 6, 2005, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 159,710 shares of common stock at a total cost of $3.8 million were repurchased during the year ended December 31, 2005. The following table summarizes the Company’s repurchases of shares of common stock under this plan during the year ended December 31, 2005:

			Total Number of	Maximum Number
			Shares Repurchased	Of Shares that May
	Total Number		as Part of Publicly	Yet be Repurchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Repurchased	Paid per Share	or Programs	or Programs

May 6 — December 31, 2005	159,710	$23.70	159,710	552,348
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

			Total Number of	Maximum Number
			Shares Repurchased	Of Shares that May
	Total Number		as Part of Publicly	Yet be Repurchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Repurchased	Paid per Share	or Programs	or Programs

May 13 — December 31, 2004	43,868	$13.28	43,868	—
      On May 5, 2003, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. Under this plan, 389,466 shares of common stock at a total cost of $5.1 million were repurchased during the years ended December 31, 2004. The following table summarizes the Company’s repurchases of shares of common stock under this plan during the year ended December 31, 2004:

			Total Number of	Maximum Number
			Shares Repurchased	Of Shares that May
	Total Number		as Part of Publicly	Yet be Repurchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Repurchased	Paid per Share	or Programs	or Programs

January 1 — May 5, 2004	389,466	$13.22	389,466	—

Stock Options
      The Company has a stock option plan, or the 1991 Plan, which provides participating employees the right to purchase common stock of the Company through incentive stock options. A total of 52,500 shares of common stock were reserved for issuance under the 1991 Plan. Options issued under the 1991 Plan are exercisable over a ten year period from the date of grant. At December 31, 2005, 3,000 options were outstanding, all of which were exercisable.
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
      The Company has an incentive stock option plan, or the 1996 Plan, which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 900,000 shares of common stock were reserved for issuance under the 1996 Plan. Options issued under the 1996 Plan are exercisable over a ten year period from the date of grant. At December 31, 2005, a total of 348,422 options were outstanding, of which 314,591 options were exercisable.
      The Company has an incentive stock option plan, or the 1999 Plan, which provides select key employees the right to purchase common stock of the Company through the exercise of options granted. A total of 900,000 shares of common stock were reserved for issuance under the 1999 Plan. Options issued under the 1999 Plan are exercisable over a ten year period from the date of grant. At December 31, 2005, a total of 630,846 options were outstanding, of which 572,677 options were exercisable.
      The Company has a stock incentive plan, or the 2004 Plan, under which the Company may grant to select key employees awards in the form of stock options, restricted stock, stock equivalent units and cash performance units. A total of 900,000 shares of common stock were reserved for issuance under the 2004 Plan. Options issued under the 2004 Plan are exercisable over a ten year period from the date of grant. At December 31, 2005, a total of 783,496 options were outstanding, of which 159,499 options were exercisable.
      The following applies to options that are outstanding at December 31, 2005:

			Weighted		Weighted
		Weighted Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 1.97 — 2.67	199,005	5 years	$2.06	199,005	$2.06
3.92 — 4.50	507,263	5 years	4.39	507,263	4.39
10.77 — 15.57	916,996	9 years	13.05	343,499	12.41
17.00	142,500	9 years	17.00	—	—

	1,765,764			1,049,767

      A summary of the stock option transactions during the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,014,318	$8.29	1,569,417	$4.80	1,575,609	$3.37
Granted	154,500	16.96	736,500	13.91	276,000	10.77
Exercised	(380,554)	5.08	(291,599)	3.75	(257,192)	2.54
Canceled	(22,500)	14.79	—	—	(25,000)	3.49

Outstanding at end of year	1,765,764	$9.64	2,014,318	$8.29	1,569,417	$4.80

Options exercisable at end of year	1,049,767	$6.56	973,818	$4.03	933,417	$3.48

Weighted average fair value of options granted during the year		$5.74		$6.03		$8.19

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — SEGMENT INFORMATION
      The Company operates in two business segments. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on clothing, equipment and footwear through main, specialty and Buyer’s Club Advantage tm catalogs and two ecommerce websites. TGW markets and sells golf and baseball equipment, apparel and accessories through two ecommerce websites and catalogs. On June 29, 2004, TSG acquired 100% of the outstanding membership interests of The Golf Warehouse, L.L.C.
      Business Segment Comparisons (in thousands):

	Years ended
	December 31,

	2005	2004

Net Sales
The Sportsman’s Guide	$219,092	$207,224
The Golf Warehouse	66,028	25,241

Total	$285,120	$232,465

Earnings From Operations
The Sportsman’s Guide	$12,322	$10,695
The Golf Warehouse	5,742	1,567

Total	$18,064	$12,262

Depreciation and Amortization
The Sportsman’s Guide	$1,000	$1,214
The Golf Warehouse	471	217

Total	$1,471	$1,431

Capital Expenditures
The Sportsman’s Guide	$667	$546
The Golf Warehouse	253	226

Total	$920	$772

Assets
The Sportsman’s Guide	$51,563	$40,138
The Golf Warehouse	42,327	40,776

Total	$93,890	$80,914

NOTE J — ADVERTISING EXPENSE
      Selling, general and administrative expenses include advertising expenses of $39.0 million, $32.8 million and $29.4 million for the years ended December 31, 2005, 2004 and 2003.

The Sportsman’s Guide, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE K — INTERIM FINANCIAL INFORMATION (UNAUDITED)
      The following table provides certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005
Net sales	$64,578	$63,778	$61,549	$95,215
Gross profit	20,034	19,444	19,489	31,886
Earnings from operations	3,562	3,968	3,506	7,028
Net earnings	2,257	2,507	2,189	4,500
Net earnings per share:
Basic	.32	.35	.30	.61
Diluted	.28	.31	.26	.53
2004
Net sales	$44,811	$39,553	$57,039	$91,062
Gross profit	14,345	12,829	16,900	30,310
Earnings from operations	1,999	1,900	2,336	6,027
Net earnings	1,308	1,240	1,377	3,668
Net earnings per share:
Basic	.18	.18	.20	.52
Diluted	.16	.16	.17	.46

Note:	The acquisition of The Golf Warehouse, L.L.C. was effective June 29, 2004. The third quarter of 2004 was the first quarter for inclusion of TGW’s net sales, operations and earnings.

The Sportsman’s Guide, Inc. and Subsidiaries
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charged to:	Charged to:
	Beginning	Costs and	Other Accounts —		Deductions —		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

	(in thousands of dollars)
Allowance for Doubtful Accounts
December 31, 2005	$124	$115	$		$192	(A)	$47
December 31, 2004	$146	$101	$—		$123	(A)	$124
December 31, 2003	$195	$56	$—		$105	(A)	$146
Inventory Reserves
December 31, 2005	$962	$144	$—		$41	(C)	$1,065
December 31, 2004	$1,351	$(356)	$160	(B)	$193	(C)	$962
December 31, 2003	$1,492	$70	$—		$211	(C)	$1,351
Returns Reserve
December 31, 2005	$2,318	$12,590	$—		$12,862	(D)	$2,046
December 31, 2004	$2,240	$10,570	$74	(B)	$10,566	(D)	$2,318
December 31, 2003	$1,738	$9,176	$—		$8,674	(D)	$2,240

(A)	Represents write off of bad debts.

(B)	Represents the addition of The Golf Warehouse’s inventory reserve and returns reserve as a result of the acquisition on June 29, 2004.

(C)	Represents loss on inventory liquidations.

(D)	Represents actual net returns from customers.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
      Management’s Report on Internal Control Over Financial Reporting — The management of The Sportsman’s Guide, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded our internal control over financial reporting was effective as of December 31, 2005. Our management assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item 10 is set forth under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our Annual Meeting of Shareholders on May 5, 2006 and is incorporated herein by reference, except for certain information concerning our executive officers which is set forth in Part I of this report.

Item 11.	Executive Compensation
      The information required by this Item 11 is set forth under “Executive Compensation” in the Proxy Statement for our Annual Meeting of Shareholders on May 5, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item 12 is set forth under “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our Annual Meeting of Shareholders on May 5, 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item 13 is set forth under “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for our Annual Meeting of Shareholders on May 5, 2006 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item 14 is set forth under “Ratification of Engagement of Independent Registered Public Accountants” in the Proxy Statement for our Annual Meeting of Shareholders on May 5, 2006 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements

The following financial statements of the Company are included herein at Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements
          2. Financial Statement Schedules

The following financial statement schedule of the Company is included herein at Item 8.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003
          3. Exhibits

See Exhibit Index at page 63 of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SPORTSMAN’S GUIDE, INC.

By	/s/Gregory R. Binkley

Gregory R. Binkley
President and Chief Executive Officer
Date: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ Gregory R. Binkley Gregory R. Binkley		President, Chief Executive Officer and Director (principal executive officer)

/s/ Charles B. Lingen Charles B. Lingen		Executive Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer and Director (principal financial and accounting officer)	March 14, 2006

William T. Sena* William T. Sena		Chairman of the Board of Directors

Gary Olen* Gary Olen		Director

Jay A. Leitch* Jay A. Leitch		Director

Darold D. Rath* Darold D. Rath		Director

Ronald G. Olson* Ronald G. Olson		Director

*By	/s/ Gregory R. Binkley Gregory R. Binkley, Attorney-In-Fact

EXHIBIT INDEX

Exhibit		Description	Page

2.1		Membership Interest Purchase Agreement dated as of June 29, 2004 by and among TGW Acquisition Corporation, The Golf Warehouse, L.L.C., Sports Capital Partners, L.P., Sports Capital Warehouse, L.P., Sports Capital Partners (CEV), L.L.C., Marney Enterprises, Inc., Mark S. Marney, R. Michael Marney, and Richard D. Marney (incorporated by reference to Exhibit 2.1 to Form 8-K dated July 13, 2004)
3.1		Restated Articles of Incorporation as restated through March 5, 1997 (incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 27, 1996, File No. 0-15767)
3.2		Bylaws (incorporated by reference to Exhibit 3.2 to Form S-18 Registration Statement No. 33-4496C filed April 1, 1986)
4.1		Specimen of the Company’s Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-18 Registration Statement No. 33-4496C filed May 8, 1986)
4.2		Rights Agreement dated as of May 11, 1999 between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K dated May 11, 1999)
10.1	*	The Company’s 1991 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 27, 1991)
10.2		Industrial Real Estate Lease between the Company and CB Commercial Real Estate Group, Inc. dated April 22, 1993 (incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 1993)
10.3		Amendment to Industrial Real Estate Lease between the Company and American Real Estate Holdings, L.P. dated February 23, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 28, 1998)
10.4		Industrial Real Estate Lease between the Company and AMB Property, L.P. as amended May 24, 1999 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended July 4, 1999)
10.5		Lease Agreement dated November 19, 1999 between Stephen L. Clark, as trustee of the Steve Clark Trust, created pursuant to a Trust Agreement dated October 4, 1996 (“Clark”) and The Golf Warehouse, L.L.C. (“TGW”) as amended by First Amendment Agreement dated March 1, 2003 between U.S. Business Centers, L.L.C. as successor to Clark and TGW and Second Amendment Agreement dated July 9, 2004 between U.S. Business Centers, L.L.C. and TGW (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2004)
10.6		Sublease dated July 5, 2004 between Facilitech, Inc. dba Business Interiors and The Golf Warehouse, L.L.C. (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2004)
10.7		Credit Agreement by and between the Company and Wells Fargo Bank, National Association dated June 29, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004)
10.8		First Amendment to Credit Agreement by and between the Company and Wells Fargo Bank, National Association dated May 31, 2005
10.9		Second Amendment to Credit Agreement by and between the Company and Wells Fargo Bank, National Association dated December 23, 2005

Exhibit		Description	Page

10.10	*	Form of Stock Option Agreement pursuant to the Company’s 1994 Non-Qualified Performance Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 27, 1996)
10.11	*	The Company’s 1996 Stock Option Plan (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 27, 1996)
10.12	*	Form of Employment Agreement with members of senior management (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form S-2 Registration Statement No. 333-31111 filed January 2, 1998)
10.13	*	Agreement between the Company and Gary Olen dated June 28, 2002 for the use of name, likeness and services (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2002)
10.14	*	The Company’s 1999 Stock Option Plan (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 1999)
10.15	*	The Sportsman’s Guide, Inc. Deferred Compensation Plan effective September 1, 2002 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002)
10.16	*	The Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004)
10.17	*	Form of Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004)
10.18	*	Annual Bonus Program (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004)
10.19	*	Fees for Nonemployee Directors (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 2, 2005)
10.20	*	Form of Employment Agreement between The Golf Warehouse, Inc. and members of TGW management (incorporated by reference to Exhibit 7.1(h) to Exhibit 2.1 to Form 8-K dated July 13, 2004)
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003)
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended December 31, 2004)
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Powers of Attorney of each person whose name is signed to this report pursuant to a power of attorney
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certifications
      Those exhibits marked with an asterisk (*) above constitute management contracts or compensatory plans or arrangements for management and executive officers of the Company.