Form 10-Q
period 2006-03-31
SPORTSMANS GUIDE INC
filed 2006-05-12
CIK 791450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006 or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of May 11, 2006 was 7,327,577 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$8,141	$14,050
Accounts receivable – net	3,329	4,437
Inventory	32,795	34,238
Promotional material	5,239	4,462
Prepaid expenses and other	1,663	1,433
Deferred compensation plan assets	2,911	2,328
Deferred income taxes	1,463	2,027

Total current assets	55,541	62,975
Property and Equipment – Net	2,425	2,325

Other Assets
Goodwill	17,205	17,205
Trade and domain name	10,200	10,200
Other intangibles	1,123	1,185

Total other assets	28,528	28,590

Total assets	$86,494	$93,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,025	$26,687
Accrued expenses	2,911	6,444
Deferred compensation plan liability	2,911	2,328
Income taxes payable	1,584	2,616
Deferred revenue	7,597	7,833
Returns reserve	1,424	2,045
Customer deposits and other liabilities	3,313	3,199

Total current liabilities	40,765	51,152
Long-Term Liabilities
Deferred income taxes	785	769

Total long-term liabilities	785	769

Total liabilities	41,550	51,921

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock-$.01 par value; 36,800,000 shares authorized; 7,327,577 shares issued and outstanding at March 31, 2006 and 7,318,564 shares issued and outstanding at December 31, 2005	73	73
Additional paid-in capital	9,300	8,618
Accumulated other comprehensive income	369	280
Retained earnings	35,202	32,998

Total shareholders’ equity	44,944	41,969

Total liabilities and shareholders’ equity	$86,494	$93,890

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
For the Three Months Ended
March 31, 2006 and 2005
(In thousands, except per share data)

	2006	2005
Net sales	$71,648	$64,578

Cost of sales	49,528	44,544

Gross profit	22,120	20,034

Selling, general and administrative expenses	18,678	16,472

Earnings from operations	3,442	3,562

Interest expense	(1)	(64)
Miscellaneous income, net	136	68

Earnings before income taxes	3,577	3,566

Income tax expense	1,373	1,309

Net earnings	$2,204	$2,257

Net earnings per share:
Basic	$.30	$.32

Diluted	$.27	$.28

Weighted average common and common equivalent shares outstanding:
Basic	7,323	7,107

Diluted	8,220	8,066

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Three Months Ended
March 31, 2006 and 2005
(In thousands)

	2006	2005
Cash flows from operating activities:
Net earnings	$2,204	$2,257
Adjustments to reconcile net earnings to cash used in operating activities:
Depreciation and amortization	323	393
Deferred income taxes	580	441
Stock-based compensation	568	—
Tax benefit related to exercise of stock options	58	100
Change in deferred compensation	89	(26)
Changes in assets and liabilities:
Accounts receivable	1,108	959
Inventory	1,443	(1,232)
Promotional material	(777)	(507)
Prepaid expenses and other	(230)	56
Deferred compensation plan assets	(583)	(510)
Other long-term assets	16	—
Income taxes payable	(1,032)	(1,397)
Accounts payable	(5,662)	(3,331)
Accrued expenses	(3,533)	(2,605)
Deferred compensation plan liability	583	510
Customer deposits and other liabilities	(743)	(784)

Cash flows used in operating activities	(5,588)	(5,676)

Cash flows from investing activities:
Purchases of property and equipment	(377)	(147)
Other	—	(8)

Cash flows used in investing activities	(377)	(155)

Cash flows from financing activities:
Proceeds from exercise of stock options	56	69
Other	—	(3)

Cash flows provided by financing activities	56	66

Decrease in cash and cash equivalents	(5,909)	(5,765)

Cash and cash equivalents at beginning of the quarter	14,050	8,616

Cash and cash equivalents at end of the quarter	$8,141	$2,851

Supplemental disclosure of cash flow information
Cash paid during the quarter for:
Interest	$28	$63
Income taxes	1,768	2,165
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
     TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two ecommerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf equipment and baseball/softball equipment, apparel and accessories through three ecommerce websites, www.TGW.com, baseballsavings.com and softballsavings.com, catalogs and one retail store.
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
     The Company’s fiscal quarter ends on the Sunday nearest March 31 for 2006 and 2005, but for clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2006 and 2005 each consisted of 13 weeks.
     The significant accounting policies of both business segments are the same as those described in Note A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
Note 2: Stock Based Compensation
     Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $568,000 of related stock-based compensation expense, included in both cost of sales and selling, general and administrative expenses, for the quarter ended March 31, 2006. The stock-based compensation expense, net of tax, reduced net earnings by $443,000, thus reducing basic earnings per share by $0.06 and diluted earnings per share by $0.05 for the quarter ended March 31, 2006.
As of March 31, 2006, there are approximately $3.2 million of unrecognized stock-based compensation costs related to non-vested awards. The unrecognized stock-based compensation costs are expected to be recognized as follows: $1.7 million in the remainder of 2006, $1.4 million in 2007 and $0.1 million in 2008.
Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

Three Months
Ended March 31,
2005
Net earnings as reported	$2,257
Deduct: Total stock-based employee compensation expense under the fair value method for all awards, net of related tax effects	(376)

Pro-forma net earnings	$1,881

Earnings per share:
Basic – as reported	$.32
Basic – pro-forma	.26

Diluted – as reported	$.28
Diluted – pro-forma	.24

Weighted average common and common equivalent shares outstanding:
Basic – as reported	7,107
Basic – pro-forma	7,107

Diluted – as reported	8,066
Diluted – pro-forma	7,762
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 48%; risk-free interest rates of 3.65%; estimated forfeiture of 2%; and expected life of 5 years. There were no options granted during the three months ended March 31, 2006.
     The Company’s stock options generally vest ratably over three years of service and have a contractual life of 10 years. The Company reserved a total of 2,752,500 shares of common stock for issuance under the 1991, 1996, 1999 and 2004 Stock Option Plans of which 1,756,751 shares remain outstanding. Option transactions during the three month period ended March 31, 2006 are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	1,765,764	$9.64
Exercised	(9,013)	$6.23

Outstanding at March 31, 2006	1,756,751	$9.66

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at March 31, 2006	1,042,254	$6.59
     The following table summarizes information concerning currently outstanding and exercisable stock options.

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.97 – 2.67	199,005	5 years	$2.06	199,005	$2.06
3.92 – 4.50	499,750	5 years	4.39	499,750	4.39
10.77 – 15.57	915,496	8 years	13.05	343,499	12.41
17.00	142,500	9 years	17.00	—	—

	1,756,751			1,042,254

Note 3: Net Earnings Per Share
     The Company’s basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. Diluted net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.
     For the quarters ended March 31, 2006 and 2005, 874,219 and 959,594 common share equivalents were included in the computation of diluted net earnings per share, respectively.
     All outstanding options during the quarters ended March 31, 2006 and 2005 were included in the computation of diluted net earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.
Note 4: Repurchase of Common Stock
     On May 6, 2005, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next twelve months. No shares were repurchased under this plan during the three months ended March 31, 2006.
Note 5: Segment Information
     The Company operates in two business segments. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on clothing, equipment and footwear through main, specialty and Buyer’s Club Advantage ™ catalogs and two ecommerce websites. TGW markets and sells golf equipment and baseball/softball equipment, apparel and accessories through three ecommerce websites and catalogs.
     Business Segment Comparisons (in thousands):

	Three months ended March 31,
	2006	2005
Net Sales
The Sportsman’s Guide	$55,448	$50,247
The Golf Warehouse	16,200	14,331

Total	$71,648	$64,578

Earnings from Operations (1)
The Sportsman’s Guide	$2,158	$2,344
The Golf Warehouse	1,284	1,218

Total	$3,442	$3,562

Depreciation and Amortization
The Sportsman’s Guide	$209	$271
The Golf Warehouse	114	122

Total	$323	$393

Capital Expenditures
The Sportsman’s Guide	$224	$62
The Golf Warehouse	153	85

Total	$377	$147

Assets
The Sportsman’s Guide	$44,323	$35,915
The Golf Warehouse	42,171	39,924

Total	$86,494	$75,839

(1)	Commencing January 1, 2006, the Company adopted SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The adoption of SFAS 123R decreased earnings from operations for the quarter ended March 31, 2006 by approximately $568,000. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

Note 6: Subsequent Events
     On May 4, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VLP Corporation, a Delaware corporation (“VLP”), and Panther Subcorp, Inc., a Minnesota corporation and a wholly owned direct subsidiary of VLP (“Subcorp”). VLP is a wholly owned subsidiary of Redcats USA, Inc., a Delaware corporation.
     Pursuant to the terms of the Merger Agreement, Subcorp will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of VLP (the “Merger”). At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of the Company, other than any shares held by shareholders who perfect their rights as dissenting shareholders under the Minnesota Business Corporation Act, will be converted into the right to receive $31.00 in cash. In addition, each outstanding option to purchase shares of the Company’s common stock granted pursuant to the Company’s stock incentive plans will be cancelled and the holder of the option will be entitled to receive an amount in cash equal to the amount, if any, by which $31.00 exceeds the exercise price of the option.
     Completion of the Merger is subject to customary closing conditions, including (i) approval of the Company’s shareholders, (ii) expiration of the Hart-Scott-Rodino waiting period and (iii) the absence of any law or order prohibiting or enjoining completion of the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party and (ii) material compliance of the other party with its covenants. The parties currently expect that the Merger will be completed during the third quarter of 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a multi-channel direct marketer of value-priced outdoor gear, general merchandise and golf equipment/accessories. We market our high-quality products through catalogs and ecommerce websites. We currently have two reportable business segments, The Sportsman’s Guide, or TSG, our original business, and The Golf Warehouse, or TGW, acquired in 2004. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two ecommerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf equipment and baseball/softball equipment, apparel and accessories through three ecommerce websites, www.TGW.com, baseballsavings.com and softballsavings.com, catalogs and one retail store.
     Our business was founded in 1970 and incorporated as TSG in 1977. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value-pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers’ close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs, which allowed us to utilize a customized marketing plan to individual customer groups. We established TSG’s Internet presence in 1996 and completed the launch of TSG’s online retail store in April 1998. TSG’s sales generated through the Internet have grown rapidly since that time with Internet related sales accounting for approximately 52% of total catalog and Internet sales for the quarter ended March 31, 2006. In the fall of 2000, we began to aggressively promote and sell the Buyer’s Club membership program. In addition, unique catalogs (Buyer’s Club Advantage™) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.
     On June 29, 2004, we acquired The Golf Warehouse, L.L.C. TGW is an on-line and catalog retailer of golf and baseball/softball equipment, apparel and accessories. TGW markets and sells golf and baseball/softball related merchandise primarily through its websites, www.TGW.com, baseballsavings.com and softballsavings.com, and through catalogs. The majority of TGW’s sales are generated through the Internet. TGW’s first catalog was published in the winter of 2002.
Fiscal Year
     Our fiscal quarter ends on the Sunday nearest March 31 for 2006 and 2005, but for the clarity of presentation, all periods are described as if the quarter end is March 31. Fiscal first quarter 2006 and 2005 each consisted of 13 weeks.

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
     The following include the critical accounting policies that we believe require significant estimation and management judgment. The critical accounting policies of both segments, where applicable, are the same as described in the following paragraphs.
Revenue Recognition
     We recognize sales at the time of shipment from our distribution center or from our factory direct vendors’ distribution center. We record sales generated as a result of our factory direct or drop ship arrangements when the third-party factory direct vendor confirms to us the shipment to our customer. We record sales for gift certificates as the gift certificates are redeemed for merchandise. Prior to the redemption, the certificates are recorded as a liability for the full-face amount of the certificates. We record sales generated under the Buyer’s Club 4-Pay Plan at the time of shipment along with related shipping and handling revenue. Amounts billed to customers for shipping and handling are recorded as sales at the time of shipment and shipping costs are included in cost of sales.
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
     TSG’s customers can purchase one-year memberships in our Buyer’s Club for a $29.99 annual fee. TSG also offers two-year memberships for $59.97. Club members receive merchandise discounts of 10% on regularly priced items and 5% on ammunition. Membership fees, net of estimated refunds for club member cancellations, are deferred and recognized in income on a straight-line basis over the remaining membership term. Estimated refunds are recorded as a liability and reduced when refunds are given or upon membership expiration.
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
Stock-based Compensation
     Commencing January 1, 2006, we account for our options issued to employees under the recognition provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield, expected volatility, risk-free interest rates, estimated forfeiture, and expected life.
     Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. We applied the prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.
Income Taxes
     We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax benefits and obligations attributable to differences between their carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using the current effective tax rate.
     In determining our provision for income taxes, we use an effective tax rate based on annual income, anticipated permanent tax differences, statutory state income tax rates and the expected effect of expensing stock-based compensation.
Results of Operations
     The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of net sales:

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	69.1	69.0

Gross profit	30.9	31.0
Selling, general and administrative expenses	26.1	25.5

Earnings from operations	4.8	5.5
Miscellaneous income, net	0.2	—

Earnings before income taxes	5.0	5.5
Income tax expense	1.9	2.0

Net earnings	3.1%	3.5%

Comparison of Quarters Ended March 31, 2006 and 2005

	The Sportsman’s Guide		The Golf Warehouse		Consolidated
	2006	2005	2006	2005	2006	2005
Net sales	$55,448	$50,247	$16,200	$14,331	$71,648	$64,578

Earnings from operations	$2,158	$2,344	$1,284	$1,218	$3,442	$3,562
     Net Sales. Consolidated net sales for the quarter ended March 31, 2006 of $71.6 million were $7.0 million or approximately 10.9% higher than net sales of $64.6 million during the same period last year. The increase in consolidated net sales, quarter over quarter, was primarily a result of increased Internet sales at TSG.
     As of the end of the first quarter in 2006, the Buyer’s Club membership had increased to approximately 423,000, up approximately 9.9% over the membership count one year ago.
     Sales generated through the Internet for the quarter ended March 31, 2006 were approximately 52% of TSG’s total Internet and catalog sales compared to approximately 46% during the same period last year. The majority of TGW’s total sales for the quarter ended March 31, 2006 were generated through the Internet. Sales generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet offers placed by telephone. Internet related sales continue to grow, quarter over quarter, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
     Gross returns and allowances for the quarter ended March 31, 2006 were $3.8 million, or 5.1% of gross sales, compared to $3.8 million, or 5.6% of gross sales, during the same period last year. The decrease in gross returns and allowances, as a percentage of gross sales, was primarily due to favorable trends in actual and expected customer return activity at TSG and overall lower customer returns, as a percentage of gross sales, at TGW which traditionally have been lower than TSG’s customer return rates.
     Gross profit. Consolidated gross profit for the quarter ended March 31, 2006 was $22.1 million, or 30.9% of net sales, compared to $20.0 million, or 31.0% of net sales, during the same period last year. The decrease in consolidated gross profit, as a percentage of net sales, was primarily due to slightly lower product margins due to promotional pricing offset somewhat by improved shipping and handling margins. Our gross profit (net sales less cost of sales) may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales.
     Selling, general and administrative expenses. Consolidated selling, general and administrative expenses for the quarter ended March 31, 2006 were $18.7 million, or 26.1% of net sales, compared to $16.5 million, or 25.5% of net sales, for the same period last year.
     Consolidated selling, general and administrative expenses, as a percentage of net sales, were higher compared to the same quarter a year ago primarily as a result of the adoption of SFAS 123R, which requires all share-based compensation payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The first quarter of 2006 is the first period this expense of which approximately $458,000 has been recognized within selling, general and administrative expenses in our consolidated financial statements.
     The increase in consolidated selling, general and administrative expenses for the first quarter of 2006, in dollars, compared to the first quarter of 2005, was primarily due to increased order fulfillment costs from higher sales volume, the expensing of stock-based compensation, more aggressive Internet marketing campaigns, and higher advertising spending from the increase in catalog circulation.
     Total consolidated catalog circulation during the first quarter of 2006 was 13.7 million catalogs compared to 13.3 million catalogs during the first quarter of 2005. TGW mailed approximately 1.3 million catalogs during the first quarter of 2006 and 2005. TSG mailed ten catalog editions consisting of three main catalogs, three Buyer’s Club Advantage™ catalogs and four specialty catalogs during the quarter ended March 31, 2006 compared to nine catalog editions consisting of three main catalogs, three Buyer’s Club Advantage™ catalogs and three specialty catalogs mailed during the quarter ended March 31, 2005.
     Consolidated advertising expense for the quarter ended March 31, 2006 was $10.1 million, or 14.1% of net sales, compared to $8.9 million, or 13.8% of net sales, for the same period last year. The increase in consolidated advertising expense, as a percentage of net sales, compared to the same period last year was primarily due to more aggressive affiliate marketing strategies. The increase in consolidated advertising expense, in dollars, in the first quarter of 2006 was primarily due to increased sales from affiliate Internet marketing strategies as well as increased catalog circulation .
     Earnings from operations. Earnings from operations for the quarter ended March 31, 2006 were $3.4 million compared to $3.6 million for the quarter ended March 31, 2005. The decrease in earnings from operations was largely due to the adoption of SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The first quarter of 2006 is the first period this expense of which approximately $568,000 has been recognized in our consolidated financial statements.
     Interest expense. Interest expense for the quarter ended March 31, 2006 was $1,000 compared to $64,000 for the quarter ended March 31, 2005. Interest expense in the first quarter of 2005 was the result of the acquisition of TGW.
     Income tax. Income tax expense for the quarter ended March 31, 2006 was $1.4 million compared to $1.3 million for the quarter ended March 31, 2005. The income tax expense for the quarters ended March 31, 2006 and 2005 reflects our anticipated effective tax rates for the year.
     Our effective tax rates for the quarters ended March 31, 2006 and 2005 were 38.4% and 36.7%, respectively. The increase in tax rate for the first quarter of 2006 is a result of not receiving full tax benefit from stock-based compensation expense. Our effective tax rate for the first quarter of 2006 before the effect of stock-based compensation is 36.1%.

     Net earnings. As a result of the above factors, net earnings for the quarter ended March 31, 2006 were $2.2 million compared to $2.3 million for the same period last year. The adoption of SFAS 123R decreased net earnings for the quarter ended March 31, 2006 by approximately $443,000.
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
     The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Net sales	$71,648
Gross profit	22,120
Earnings from operations	3,442
Net earnings	2,204
Net earnings per share:
Basic	.30
Diluted	.27

2005
Net sales	$64,578	$63,778	$61,549	$92,215
Gross profit	20,034	19,444	19,489	31,886
Earnings from operations	3,562	3,968	3,506	7,028
Net earnings	2,257	2,507	2,189	4,500
Net earnings per share:
Basic	.32	.35	.30	.61
Diluted	.28	.31	.26	.53
Earnings from operations for the quarter ended March 31, 2006 were decreased by approximately $568,000 with the adoption of SFAS 123R on January 1, 2006.
Net earnings for the quarter ended March 31, 2006 were decreased by approximately $443,000 with the adoption of SFAS 123R on January 1, 2006.
Basic and diluted net earnings per share for the quarter ended March 31, 2006 were decreased by approximately $0.06 and $0.05, respectively, with the adoption of SFAS 123R on January 1, 2006.
Per share amounts set forth above have been adjusted to give effect to the 3-for-2 stock split of our common stock paid on April 15, 2005 to shareholders of record on March 25, 2005.
Liquidity and Capital Resources
     We meet our operating cash requirements through funds generated from operations and borrowings under our revolving credit facility.
     Working Capital. We had working capital of $14.8 million as of March 31, 2006 compared to $11.8 million as of December 31, 2005, with current ratios of 1.4 to 1 and 1.2 to 1, respectively. The increase in working capital of $3.0 million was primarily due to a reduction in accounts payable and accrued expenses.

     We purchase large quantities of manufacturers’ close-outs and direct imports. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.
     TSG’s Buyer’s Club members are entitled to participate in a credit plan with no finance charges, known as the “Buyer’s Club 4-Pay Plan”. Under this plan, TSG charges Club members’ credit cards for four consecutive monthly payments. TSG had outstanding customer receivables of $2.0 million at March 31, 2006 compared to $3.1 million at December 31, 2005. This 4-Pay program will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.
     On June 29, 2004, we entered into a Credit Agreement with Wells Fargo Bank, National Association, providing a revolving line of credit up to $15.0 million and a term loan of $12.5 million, expiring on September 30, 2007. The revolving line of credit is for working capital and letters of credit and proceeds from the term loan are for financing acquisitions of other business operations. Letters of credit may not exceed $10.0 million at any one time. Funding under the credit facility, if combined borrowings under the line of credit and term loan exceed $20.0 million, is limited to a collateral base of 50% of eligible inventory plus 75% of eligible trade accounts receivable. Borrowings from the revolving line of credit and term loan bear interest at the bank’s prime rate less 0.15% or, at our option, fixed term LIBOR plus 2.5 percentage points, provided certain financial ratios are met. The revolving credit line and term loan are collateralized by substantially all of our assets.
     All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization and a fixed charge coverage ratio. These covenants were amended in December 2005 prior to the repayment of the term loan. The new covenants include current ratio, minimum tangible net worth, total liabilities to tangible net worth ratio and minimum net earnings. The agreement also prohibits the payment of dividends to shareholders without the consent of the bank. As of March 31, 2006, we were in compliance with all applicable covenants under the amended Credit Agreement. We had no borrowings against the revolving credit line as of March 31, 2006 and December 31, 2005. Outstanding letters of credit were $784,000 at March 31, 2006 compared to $1.5 million at December 31, 2005.
     Operating Activities. Cash flows used in operating activities for the quarter ended March 31, 2006 were $5.6 million compared to $5.7 million for the same period last year. The decrease in cash flows used in operating activities, for the first quarter, was primarily the result of a decrease in our inventory position at March 31, 2006 from the year ended December 31, 2005.
     Investing Activities. Cash flows used in investing activities during the quarter ended March 31, 2006 were $377,000 compared to $155,000 during the same period last year and were primarily related to capital expenditures. Capital expenditures during the first quarter of 2006 included computer, warehouse and office equipment.
     Financing Activities. Cash flows provided by financing activities during the quarter ended March 31, 2006 were $56,000 compared to $66,000 during the same period last year. Cash flows provided by financing activities during the first quarters of 2006 and 2005 were primarily comprised of proceeds from the exercise of stock options.
     We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund our operations for the next 12 months and the foreseeable future. Future acquisitions or other transactions may require us to obtain additional sources of financing.
Forward-Looking Statements
     This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate” and similar expressions to identify forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements due to a number of factors, including general economic conditions, a changing market environment for our products and the market acceptance of our product offerings as well as the factors set forth in Item 1A “Risk Factors” to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosure About Market Risk.
     We invest our excess cash in money market funds. The market risk on such investments is minimal. We are exposed to market risk from changes in the U.S. interest rates on borrowings under our credit facility. We import certain items for sale in our catalogs and websites, however, substantially all of our purchase orders are issued in U.S. dollars.

Item 4. Controls and Procedures.
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 10, 2006, we were served with a class action complaint brought by Tom Krajewski on behalf of shareholders of The Sportsman’s Guide, Inc. in the District Court for Dakota County, Minnesota naming us and members of our board of directors. The complaint alleges that our directors engaged in self-dealing and breached their fiduciary duties in connection with the proposed sale of The Sportsman’s Guide, Inc. to Redcats USA, Inc. The complaint seeks equitable relief only, including enjoining consummation of the merger.
Item 1A. Risk Factors
Business uncertainties and contractual restrictions while the proposed merger is pending
     Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated, and could cause suppliers, customers and others that deal with us to defer purchases or other decisions concerning us, or seek to change existing business relationships with us. Employee retention may be particularly challenging while the merger is pending, as employees may experience uncertainty about their future roles with the post-merger entity. In addition, the merger agreement restricts us from taking specified actions without the buyer’s approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to completion of the merger.
Failure to complete the proposed merger could negatively impact stock price, future business and financial results
     Although our board of directors will, subject to fiduciary exceptions, recommend that our shareholders approve and adopt the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to completion of the merger will be satisfied. If the merger is not completed, we will be subject to several risks, including the following:
•	under certain circumstances, if the merger is not completed, we may be required to pay the buyer a termination fee of $9,250,000 plus costs up to $2,750,000;

•	the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of us generally and a decline in the market price of our common stock;

•	certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed;

•	there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

•	our business could be adversely affected if we are unable to retain key employees or attract replacements; and

•	we would continue to face the risks that we currently face as an independent company.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of shareholders was held May 5, 2006, at which the following matters were submitted to a vote of shareholders:
          1. Election of seven directors.

Nominee	For	Withheld
Gregory R. Binkley	6,046,248	454,224
Charles B. Lingen	5,780,526	719,946
Gary Olen	6,037,164	463,308
William T. Sena	6,165,612	334,860
Jay A. Leitch	5,949,165	551,307
Darold D. Rath	6,006,523	493,949
Ronald G. Olson	5,949,223	551,249
2.	Ratification of the engagement of Grant Thornton LLP as our independent registered public accounting firm for 2006:

For	Against	Abstain	Broker Non-Votes
6,418,956	60,714	20,802	0
     Our board of directors, as a result of the pending merger with VLP Corporation, withdrew the proposal for approval of the 2006 Restricted Stock Plan prior to the annual meeting. As a result of this withdrawal, the proposal was not acted upon at the annual meeting and the 2006 Restricted Stock Plan will not be implemented at this time.
Item 6. Exhibits
     Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SPORTSMAN’S GUIDE, INC.

Date: May 11, 2006	/s/ Charles B. Lingen Charles B. Lingen
Executive Vice President of Finance and Administration/CFO