Form 10-Q
period 2006-06-30
SPORTSMANS GUIDE INC
filed 2006-08-10
CIK 791450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                                         to                                          .
Commission File No. 015767
The Sportsman’s Guide, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction	41-1293081 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of August 10, 2006, was 7,334,627 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$8,459	$14,050
Accounts receivable – net	2,767	4,437
Inventory	36,884	34,238
Promotional material	4,609	4,462
Prepaid expenses and other	4,608	3,761
Deferred income taxes	1,960	2,027

Total current assets	59,287	62,975
Property and Equipment – Net	2,522	2,325

Other Assets
Goodwill	17,205	17,205
Trade and domain name	10,200	10,200
Other intangibles	1,060	1,185

Total other assets	28,465	28,590

Total assets	$90,274	$93,890

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$23,198	$26,687
Accrued expenses	6,077	8,772
Income taxes payable	1,582	2,616
Deferred revenue	6,626	7,833
Returns reserve	1,380	2,045
Customer deposits and other liabilities	2,867	3,199

Total current liabilities	41,730	51,152
Long-Term Liabilities
Deferred income taxes	916	769

Total long-term liabilities	916	769

Total liabilities	42,646	51,921

Commitments and Contingencies	—	—

Shareholders’ Equity
Common Stock-$.01 par value; 36,800,000 shares authorized; 7,333,627 shares issued and outstanding at June 30, 2006, 7,318,564 issued and outstanding at December 31, 2005	73	73
Additional paid-in capital	10,002	8,618
Accumulated other comprehensive income	351	280
Retained earnings	37,202	32,998

Total shareholders’ equity	47,628	41,969

Total liabilities and shareholders’ equity	$90,274	$93,890

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
For the Three Months and Six Months Ended
June 30, 2006 and 2005
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$69,231	$63,778	$140,879	$128,356
Cost of sales	48,394	44,334	97,922	88,878

Gross profit	20,837	19,444	42,957	39,478
Selling, general and administrative expenses	17,823	15,476	36,501	31,948

Earnings from operations	3,014	3,968	6,456	7,530
Interest expense	—	(82)	(1)	(146)
Miscellaneous income, net	168	91	304	159

Earnings before income taxes	3,182	3,977	6,759	7,543
Income tax expense	1,182	1,470	2,555	2,779

Net earnings	$2,000	$2,507	$4,204	$4,764

Net earnings per share:
Basic	$.27	$.35	$.57	$.67

Diluted	$.24	$.31	$.51	$.59

Weighted average common and common equivalent shares outstanding:
Basic	7,329	7,120	7,326	7,113

Diluted	8,321	8,175	8,273	8,120

The accompanying condensed notes are an integral part of these consolidated financial statements.

THE SPORTSMAN’S GUIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended
June 30, 2006 and 2005
(In thousands)

	2006	2005
Cash flows from operating activities:
Net earnings	$4,204	$4,764
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	637	763
Deferred income taxes	214	294
Share-based compensation	1,135	—
Tax benefit related to exercise of stock options	167	110
Change in deferred compensation	71	(10)
Changes in operating assets and liabilities:
Accounts receivable	1,670	1,518
Inventory	(2,646)	(5,884)
Promotional material	(147)	(383)
Prepaid expenses and other	(847)	(435)
Other long-term assets	33	(744)
Income taxes payable	(1,034)	210
Accounts payable	(3,489)	(1,012)
Accrued expenses	(2,695)	(1,787)
Customer deposits and other liabilities	(2,204)	(2,064)

Cash flows used in operating activities	(4,931)	(4,660)

Cash flows from investing activities:
Purchases of property and equipment	(742)	(451)
Other	—	(17)

Cash flows used in investing activities	(742)	(468)

Cash flows from financing activities:
Payments on long-term debt	—	(5)
Proceeds from exercise of stock options	82	72

Cash flows provided by financing activities	82	67

Decrease in cash and cash equivalents	(5,591)	(5,061)

Cash and cash equivalents at beginning of the period	14,050	8,616

Cash and cash equivalents at end of the period	$8,459	$3,555

Supplemental disclosure of cash flow information
Cash paid during the periods for:
Interest expense	$28	$144
Income taxes	$3,209	$2,165
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
     TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two ecommerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf equipment and baseball/softball equipment, apparel and accessories through three ecommerce websites, www.TGW.com, www.baseballsavings.com and www.softballsavings.com, catalogs and one retail store.
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
     The Company’s fiscal quarter ends on the Sunday nearest June 30 for 2006 and 2005, but for clarity of presentation, all periods are described as if the three and six month periods end June 30. Fiscal second quarters 2006 and 2005 each consisted of 13 weeks.
     The significant accounting policies of both business segments are the same as those described in Note A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
Note 2: Share-Based Compensation
     Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The Company recorded $567,000 and $1,135,000 of related share-based compensation expense, included in both cost of sales and selling, general and administrative expenses, for the quarter and six months ended June 30, 2006, respectively. For the quarter ended June 30, 2006, the share-based compensation expense, net of tax, reduced net earnings by $443,000, thus reducing basic earnings per share by $0.06 and diluted earnings per share by $0.05. For the six months ended June 30, 2006, the share-based compensation expense, net of tax, reduced net earnings by $886,000, thus reducing basic earnings per share by $0.12 and diluted earnings per share by $0.10.
     As of June 30, 2006, there are approximately $2.6 million of unrecognized share-based compensation costs related to non-vested awards. The unrecognized share-based compensation costs are expected to be recognized as follows: $1.1 million in the remainder of 2006, $1.4 million in 2007 and $0.1 million in 2008.
     Prior to adopting SFAS 123R, the Company accounted for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.

     The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock options (in thousands, except per share data):

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Net earnings as reported	$2,507	$4,764
Deduct: Total share-based employee compensation expense under the fair value method for all awards, net of related tax effects	392	768

Pro-forma net earnings	$2,115	$3,996

Earnings Per Share:
Basic – as reported	$.35	$.67
Basic – pro-forma	.30	.56

Diluted – as reported	$.31	$.59
Diluted – pro-forma	.27	.51

Weighted average common and common equivalent shares outstanding:
Basic – as reported	7,120	7,113
Basic – pro-forma	7,120	7,113

Diluted – as reported	8,175	8,120
Diluted – pro-forma	7,888	7,867
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: zero dividend yield; expected volatility of 44% to 48% in 2005, 48% in 2004, and 62% in 2003; risk-free interest rates of 3.65% in 2005, 2.87% to 3.87% in 2004, and 3.18% in 2003; estimated forfeiture of 2% in 2005, 2% to 5% in 2004 and 2% in 2003; and expected life of 3 to 5 years in 2005 and 2004 and 5 years in 2003.
     The Company’s stock options generally vest ratably over three years of service and have a contractual life of 10 years. The Company reserved a total of 2,752,500 shares of common stock for issuance under the 1991, 1996, 1999 and 2004 Stock Option Plans of which 1,750,701 shares remain outstanding. Option transactions during the six month period ended June 30, 2006 are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	1,765,764	$9.64
Exercised	(9,013)	$6.23

Outstanding at March 31, 2006	1,756,751	$9.66
Exercised	(6,050)	$4.18

Outstanding at June 30, 2006	1,750,701	$9.68

	Number of	Weighted Average
	Shares	Exercise Price
Options exercisable at June 30, 2006	1,193,204	$7.59

     The following table summarizes information concerning currently outstanding and exercisable stock options.

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$ 1.97 – 2.67	197,955	5 years	$2.05	197,955	$2.05
3.92 – 4.50	494,750	4 years	4.39	494,750	4.39
10.77 – 15.57	915,496	8 years	13.05	452,999	12.51
17.00	142,500	9 years	17.00	47,500	17.00

	1,750,701			1,193,204

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
     For the three months and six months ended June 30, 2006, 992,711 and 946,552 common share equivalents were included in the computation of diluted net earnings per share.
     For the three months and six months ended June 30, 2005, 1,054,764 and 1,006,986 common share equivalents were included in the computation of diluted net earnings per share.
     All outstanding options during the three months and six months ended June 30, 2006 and 2005 were included in the computation of diluted earnings per share because the average market price of the common shares during the period exceeded the exercise price of the options.
Note 4: Repurchase of Common Stock
     On May 6, 2005, the Company announced that its board of directors authorized a plan to repurchase up to ten percent of its outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. No shares of common stock were repurchased under this plan during the three and six months ended June 30, 2006. No shares of common stock were repurchased under this plan during the three months ended June 30, 2005.
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

     Business Segment Comparisons (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Sales
The Sportsman’s Guide	$46,787	$43,164	$102,235	$93,411
The Golf Warehouse	22,444	20,614	38,644	34,945

Total	$69,231	$63,778	$140,879	$128,356

Earnings from Operations (1)
The Sportsman’s Guide	$977	$2,086	$3,135	$4,430
The Golf Warehouse	2,037	1,882	3,321	3,100

Total	$3,014	$3,968	$6,456	$7,530

Depreciation and Amortization
The Sportsman’s Guide	$194	$255	$403	$526
The Golf Warehouse	120	115	234	237

Total	$314	$370	$637	$763

Capital Expenditures
The Sportsman’s Guide	$284	$263	$508	$325
The Golf Warehouse	81	41	234	126

Total	$365	$304	$742	$451

(1)	Commencing January 1, 2006, the Company adopted SFAS 123R, which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The adoption of SFAS 123R decreased earnings from operations for the three months and six months ended by approximately $567,000 and $1,135,000. The Company has applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.
     During the three months ended June 30, 2006, TSG incurred approximately $777,000 of expenses in connection with the pending merger with VLP Corporation and Panther Subcorp, Inc. TSG’s earnings from operations have been reduced accordingly.
Business Segment Assets (in thousands):

	As of June 30,
	2006	2005
Assets
The Sportsman’s Guide	$47,236	$41,882
The Golf Warehouse	43,038	39,589

Total	$90,274	$81,471

Note 6: Pending Merger
     On May 4, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VLP Corporation, a Delaware corporation (“VLP”), and Panther Subcorp, Inc. a Minnesota corporation and a wholly owned direct subsidiary of VLP (“Subcorp”). VLP is a wholly owned subsidiary of Redcats USA, Inc., a Delaware corporation.
     Pursuant to the terms of the Merger Agreement, Subcorp will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of VLP (the “Merger”). At the effective time of the Merger, each issued and outstanding share of common stock, par value $.01 per share, of the Company, other than any shares held by shareholders who perfect their rights as dissenting shareholders under the

Minnesota Business Corporation Act, will be converted into the right to receive $31.00 in cash. In addition, each outstanding option to purchase shares of the Company’s common stock granted pursuant to the Company’s stock incentive plans will be cancelled and the holder of the option will be entitled to receive an amount in cash equal to the amount, if any, by which $31.00 exceeds the exercise price of the option.
     Completion of the Merger is subject to customary closing conditions including (1) approval of the Company’s shareholders, (ii) expiration of the Hart-Scott-Rodino waiting period and (iii) the absence of any law or order prohibiting or enjoining the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party and (ii) material compliance of the other party with its covenants.
     The Federal Trade Commission granted early termination of the Hart-Scott-Rodino waiting period on June 9, 2006. On July 28, 2006, the Company mailed its proxy statement for the special meeting of shareholders to be held on August 25, 2006 for the purpose of voting on the proposal to approve the Merger Agreement. The parties currently expect that the Merger will be completed shortly following the shareholder approval at the special meeting.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a multi-channel direct marketer of value priced outdoor gear, general merchandise and golf equipment/accessories. We market our high-quality products through catalogs and ecommerce websites. We currently have two reportable business segments, The Sportsman’s Guide, or TSG, our original business, and The Golf Warehouse, or TGW, acquired in 2004. TSG markets and sells value-priced outdoor gear and general merchandise, with a special emphasis on outdoor clothing, equipment and footwear through catalogs and two e-commerce websites, www.sportsmansguide.com and www.bargainoutfitters.com. TGW markets and sells name-brand golf equipment and baseball/softball equipment, apparel and accessories through three ecommerce websites, www.TGW.com, www.baseballsavings.com and www.softballsavings.com, catalogs and one retail store.
     Our business was founded in 1970 and incorporated as TSG in 1977. Over time, our product offerings and marketing efforts have broadened from the deer hunter to include those interested in pursuing and living the outdoor lifestyle in general and the value-oriented outdoorsman in particular. In 1992, we began our value-pricing strategy of offering outdoor equipment and supplies at discount prices, later adding government surplus, manufacturers’ close-outs and other merchandise lines. In 1994, we began to publish specialty catalogs, which allowed us to utilize a customized marketing plan to individual customer groups. We established TSG’s Internet presence in 1996 and completed the launch of TSG’s online retail store in April 1998. TSG’s sales generated through the Internet have grown rapidly since that time with Internet related sales accounting for approximately 55% and 53% of total catalog and Internet sales for the three and six months ended June 30, 2006. In the fall of 2000, we began to aggressively promote and sell the Buyer’s Club membership program. In addition, unique catalogs (Buyer’s Club Advantage TM) were developed and promoted to members only, allowing us to maximize sales and profitability from our best customers.
     On June 29, 2004, we acquired The Golf Warehouse, L.L.C. TGW is an on-line and catalog retailer of golf and baseball/softball equipment, apparel and accessories. TGW markets and sells golf and baseball/softball related merchandise primarily through its websites, www.TGW.com, www.baseballsaving.com, www.softballsavings.com and through catalogs. The majority of TGW’s sales are generated through the Internet. TGW’s first catalog was published in the winter of 2002.
Fiscal Year
     Our fiscal quarter ends on the Sunday nearest June 30 for 2006 and 2005, but for clarity of presentation, all periods are described as if the quarter end is June 30. Fiscal second quarter 2006 and 2005 each consisted of 13 weeks.

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
Share-based Compensation
     Commencing January 1, 2006, we account for our options issued to employees under the recognition provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”), which requires all share-

based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values over the requisite service period. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield, expected volatility, risk-free interest rates, estimated forfeiture, and expected life.
     Prior to adopting SFAS 123R, we accounted for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or the intrinsic value method. We applied the prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated.
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
     In determining our provision for income taxes, we use an effective tax rate based on annual income, anticipated permanent tax differences, statutory state income tax rates and the expected effect of expensing share-based compensation.
Results of Operations
     The following table sets forth, for the periods indicated, information from our Consolidated Statements of Earnings expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.9	69.5	69.5	69.2

Gross profit	30.1	30.5	30.5	30.8
Selling, general and administrative expenses	25.7	24.3	25.9	24.9

Earnings from operations	4.4	6.2	4.6	5.9
Interest expense	—	(0.1)	—	(0.1)
Miscellaneous income (expense)	0.2	0.1	0.2	0.1

Earnings before income taxes	4.6	6.2	4.8	5.9
Income tax expense	1.7	2.3	1.8	2.2

Net earnings	2.9%	3.9%	3.0%	3.7%

Comparison of Three Months Ended June 30, 2006 and 2005

	The Sportsman’s Guide		The Golf Warehouse		Consolidated
	2006	2005	2006	2005	2006	2005
Net sales	$46,787	$43,164	$22,444	$20,614	$69,231	$63,778
Earnings from operations	$977	$2,086	$2,037	$1,882	$3,014	$3,968
Net Sales. Consolidated net sales for the three months ended June 30, 2006 of $69.2 million were $5.4 million or 8.5% higher than sales of $63.8 million during the same period last year. The increase in net sales for the second quarter was primarily the result of increased Internet sales at both TSG and TGW.
     As of June 30, 2006, TSG’s Buyer’s Club membership had increased to approximately 425,000, up approximately 8.4% over the membership count one year ago.
     Sales generated through the Internet for the three months ended June 30, 2006 were approximately 55% of TSG’s total Internet and catalog sales compared to approximately 49% during the same period last year. The majority of TGW’s total sales for the three months ended June 30, 2006 and 2005 were generated through the Internet. Sales generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet offers placed by telephone. Internet related sales continue to grow, quarter over quarter, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
     Gross returns and allowances for the three months ended June 30, 2006 were $3.8 million or 5.3% of gross sales compared to $3.3 million or 4.9% of gross sales during the same period last year. The increase in gross returns and allowances, as a percentage of gross sales, was primarily due to increased footwear and clothing sales at TGW, which historically have a higher return percentage than other product categories.
Gross profit. Consolidated gross profit for the three months ended June 30, 2006 was $20.8 million or 30.1% of net sales compared to $19.4 million or 30.5% of net sales during the same period last year. The decrease in consolidated gross profit, as a percentage of net sales, was primarily from lower product margins due to promotional pricing and a higher sales increase in the hard lines, which traditionally have lower product margins, offset somewhat by improved shipping and handling margins. Our gross profit (net sales less cost of sales) may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales.
Selling, general and administrative expenses. Consolidated selling, general and administrative expenses for the three months ended June 30, 2006 were $17.8 million or 25.7% of net sales compared to $15.5 million or 24.3% of net sales for the same period last year.
     For the second quarter, consolidated selling, general and administrative expenses, as a percentage of net sales, were higher compared to the same quarter a year ago primarily as a result of expenses incurred of $777,000 in connection with the pending merger with VLP Corporation and Panther Subcorp, Inc., the adoption of SFAS 123R requiring all share-based compensation payments to be recognized as an operating expense and higher advertising costs in relation to net sales primarily from aggressive Internet marketing campaigns. The share-based compensation included in selling, general and administrative expenses approximated $458,000 for the second quarter. The Company has applied the modified prospective method in adopting SFAS 123R, accordingly, periods prior to adoption have not been restated.
     The increase in consolidated selling, general and administrative expenses for the second quarter of 2006, in dollars, compared to the second quarter of 2005, was primarily due to increased advertising spending in the Internet marketing programs coupled with increased catalog circulation, expenses incurred in connection with the pending merger and the expense related to share-based compensation applied on a modified prospective method.
     Total consolidated catalog circulation during the second quarter of 2006 was 11.9 million catalogs compared to 11.0 million catalogs during the same period last year. Total consolidated catalog circulation included 1.8 million (two editions) catalogs mailed by TGW during the second quarter of 2006 compared to 1.6 million catalogs (three editions) during the same period last year. TSG mailed eight catalog editions consisting of three main catalogs, three Buyer’s Club Advantage™ catalogs and two specialty catalog editions during the three months ended June 30, 2006 and 2005.
     Consolidated advertising expense for the three months ended June 30, 2006 was $9.0 million or 13.1% of net sales compared to $7.8 million or 12.3% of net sales for the same period last year. The increase in consolidated advertising expense, as a percentage of net sales, compared to the same period last year was primarily due to more aggressive Internet marketing campaigns. The increase in consolidated advertising expense, in dollars, in the second quarter of 2006 was primarily due to increased advertising spending in the Internet marketing programs coupled with an increased catalog circulation.
Earnings from operations. Earnings from operations for the three months ended June 30, 2006 were $3.0 million compared to $4.0 million for the same period last year. The decrease in earnings from operations was largely due to the adoption of SFAS 123R, which approximated $567,000 and required all share-based payments to be recognized in the statement of earnings as an operating expense and expenses incurred in connection with the pending merger with VLP Corporation and Panther Subcorp, Inc. aggregating approximately $777,000.
Interest expense. There was no interest expense for the three months ended June 30, 2006 compared to $82,000 for the same period last year. Interest expense incurred in the second quarter of 2005 was related to the debt from the acquisition of TGW.

Income taxes. Income tax expense for the three months ended June 30, 2006 was $1.2 million compared to $1.5 million for the same period last year. The income tax expense for the three months ended June 30, 2006 and 2005 reflects our anticipated effective tax rates for the year.
Net earnings. As a result of the above factors, net earnings for the three months ended June 30, 2006 were $2.0 million compared to $2.5 million for the same period last year. The adoption of SFAS 123R decreased net earnings for the quarter by approximately $443,000 and the merger related expenses incurred in the quarter decreased net earnings by approximately $513,000.
Comparison of Six Months Ended June 30, 2006 and 2005

	The Sportsman’s Guide		The Golf Warehouse		Consolidated
	2006	2005	2006	2005	2006	2005
Net sales	$102,235	$93,411	$38,644	$34,945	$140,879	$128,356
Earnings from operations	$3,134	$4,430	$3,322	$3,100	$6,456	$7,530
Net Sales. Consolidated net sales for the six months ended June 30, 2006 of $140.9 million were $12.5 million or 9.7% higher than sales of $128.4 million during the same period last year. The increase in net sales for the first half of 2006 was primarily the result of increased Internet sales at both TSG and TGW.
     Sales generated through the Internet for the six months ended June 30, 2006 were approximately 53% of TSG’s total Internet and catalog sales compared to approximately 47% during the same period last year. The majority of TGW’s total sales for the six months ended June 30, 2006 and 2005 were generated through the Internet. Sales generated through the Internet are defined as those that are derived from our websites, catalog orders processed through the Internet and Internet offers placed by telephone. Internet related sales continue to grow, quarter over quarter, as we continue to make enhancements to our websites and implement and improve upon various marketing and merchandising programs.
     Gross returns and allowances for the six months ended June 30, 2006 were $7.7 million or 5.2% of gross sales compared to $7.1 million or 5.3% of gross sales during the same period last year.
Gross profit. Consolidated gross profit for the six months ended June 30, 2006 was $43.0 million or 30.5% of net sales compared to $39.5 million or 30.8% of net sales during the same period last year. The decrease in consolidated gross profit, as a percentage of net sales, was primarily from lower product margins due to promotional pricing and a higher sales increase in the hard lines, which traditionally have lower product margins, offset somewhat by improved shipping and handling margins. Our gross profit (net sales less cost of sales) may not be comparable to those of other entities since some entities do not include the same cost elements within their definition of cost of sales.
Selling, general and administrative expenses. Consolidated selling, general and administrative expenses for the six months ended June 30, 2006 were $36.5 million or 25.9% of net sales compared to $31.9 million or 24.9% of net sales for the same period last year.
     Consolidated selling, general and administrative expenses, as a percentage of net sales, were higher compared to the same period a year ago primarily as a result of the adoption of SFAS 123R requiring share-based compensation payments of approximately $916,000 to be recognized as an operating expense, expenses incurred of approximately $777,000 in connection with the pending merger, as well as higher advertising costs in relation to net sales primarily from aggressive Internet marketing campaigns.
     The increase in consolidated selling, general and administrative expenses for the first half of 2006, in dollars, compared to the first half of 2005, was primarily due to increased advertising spending in the Internet marketing programs coupled with increased catalog circulation, expenses incurred in connection with the pending merger and the expensing of share-based compensation.
     Total consolidated catalog circulation for the six months ended June 30, 2006 was 25.6 million catalogs compared to 24.3 million catalogs during the same period last year. The catalogs mailed during the first half of 2006 include 3.1 million catalogs (five editions) circulated by TGW compared to 3.0 million catalogs (five editions) circulated by TGW in 2005. TSG mailed 18 catalog editions consisting of six main catalogs, six Buyer’s Club Advantage™ catalogs and six specialty catalog editions during the six months ended June 30, 2006 compared to 17 catalog editions consisting of six main catalogs, six Buyer’s Club Advantage™ catalogs and five specialty catalog editions during the six months ended June 30, 2005.
     Consolidated advertising expense for the six months ended June 30, 2006 was $19.2 million or 13.6% of net sales compared to $16.8 million or 13.1% of net sales for the same period last year. The increase in consolidated advertising expense, as a percentage of net sales, compared to the same period last year was primarily due to more aggressive Internet marketing campaigns. The increase in consolidated advertising expense, in dollars, in the first half of 2006 was primarily due to increased advertising spending in the Internet marketing programs coupled with an increased catalog circulation.
Earnings from operations. Earnings from operations for the six months ended June 30, 2006 were $6.5 million compared to $7.5 million for the same period last year. The decrease in earnings from operations was largely due to the adoption of SFAS 123R, which approximated $1.1 million and required all share-based payments to be recognized in the statement of earnings as an operating expense and expenses incurred in connection with the pending merger with VLP Corporation and Panther Subcorp, Inc. aggregating approximately $777,000.
Interest expense. Interest expense for the six months ended June 30, 2006 was $1,000 compared to $146,000 for the same period last year. Interest expense incurred in the first half of 2005 was related to the debt from the acquisition of TGW.
Income taxes. Income tax expense for the six months ended June 30, 2006 was $2.6 million compared to $2.8 million for the same period last year. The income tax expense for the six months ended June 30, 2006 and 2005 reflects our anticipated effective tax rates.
Net earnings. As a result of the above factors, net earnings for the six months ended June 30, 2006 were $4.2 million compared to $4.8 million for the same period last year. The adoption of SFAS 123R decreased net earnings for the six months by approximately $886,000 and the merger related expenses incurred in the six months decreased net earnings by approximately $513,000.
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

     The following table sets forth certain unaudited financial information for each of the quarters shown (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Sales	$71,648	$69,231
Gross profit	22,120	20,837
Earnings from operations (1)	3,442	3,014
Net earnings (2)	2,204	2,000
Net earnings per share:
Basic (3)	.30	.27
Diluted (4)	.27	.24

2005
Sales	$64,578	$63,778	$61,549	$92,215
Gross profit	20,034	19,444	19,489	31,886
Earnings from operations	3,562	3,968	3,506	7,028
Net earnings	2,257	2,507	2,189	4,500
Net earnings per share:
Basic	.32	.35	.30	.61
Diluted	.28	.31	.26	.53

(1)	Earnings from operations for the three and six months ended June 30, 2006 were decreased by approximately $1.3 million and $1.9 million with the adoption of SFAS 123R on January 1, 2006 and expenses incurred in connection with the pending merger with VLP Corporation and Panther Subcorp, Inc.

(2)	Net earnings for the three and six months ended June 30, 2006 were decreased by approximately $1.0 million and $1.4 million with the adoption of SFAS 123R on January 1, 2006 and expenses incurred in connection with the pending merger with VLP Corporation and Panther Subcorp, Inc.

(3)	Basic net earnings per share for the three and six months ended June 30, 2006 were decreased by approximately $.13 and $.19 with the adoption of SFAS 123R on January 1, 2006 and expenses incurred in connection with the pending merger with VLP Corporation and Panther Subcorp, Inc.

(4)	Diluted net earnings per share for the three and six months ended June 30, 2006 were decreased by approximately $.11 and $.17 with the adoption of SFAS 123R on January 1, 2006 and expenses incurred in connection with the pending merger with VLP Corporation and Panther Subcorp, Inc.
     Per share amounts set forth above have been adjusted to give effect to the 3-for-2 split of our common stock paid on April 15, 2005 to shareholders of record on March 25, 2005.
Liquidity and Capital Resources
     We meet our operating cash requirements through funds generated from operations and borrowings under our revolving credit facility.

Working Capital. We had working capital of $17.6 million as of June 30, 2006 compared to $11.8 million as of December 31, 2005, with current ratios of 1.4 to 1 and 1.2 to 1, respectively. The increase in working capital of $5.8 million was primarily due to a reduction in accounts payable and accrued expenses.
     We purchase large quantities of manufacturers’ closeouts and direct imports. The seasonal nature of the merchandise may require that it be held for several months before being offered in a catalog. This can result in increased inventory levels and lower inventory turnover, thereby increasing our working capital requirements and related carrying costs.
     TSG’s Buyer’s Club members are entitled to participate in a credit plan with no finance charges, known as the “Buyer’s Club 4-Pay Plan”. Under this plan, TSG charges Club members’ credit cards for four consecutive monthly payments. TSG had outstanding customer receivables of $1.6 million at June 30, 2006 compared to $3.1 million at December 31, 2005. This 4-Pay program will continue to require the allocation of working capital, which we expect to fund from operations and availability under our revolving credit facility.
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
     All borrowings are subject to various covenants (while the term loan remains outstanding), which include funded debt to earnings before interest, income taxes, depreciation and amortization and a fixed charge coverage ratio. The covenants were amended in December 2005 prior to the repayment of the term loan. The new covenants include current ratio, minimum tangible net worth, total liabilities to tangible net worth ratio and minimum net earnings. The agreement also prohibits the payment of dividends to shareholders without consent of the bank. As of June 30, 2006, we were in compliance with all applicable covenants under the amended Credit Agreement. We had no borrowings against the revolving credit line as of June 30, 2006 and December 31, 2005. Outstanding letters of credit were $3.6 million at June 30, 2006 compared to $1.5 million at December 31, 2005. The term loan has been repaid in its entirety.
Operating Activities. Cash flows used in operating activities for the six months ended June 30, 2006 were $4.9 million compared to $4.7 million for the same period last year. The increase in cash flows used in operating activities was primarily the result of increased vendor and accrued expense payments when compared to the same period last year.
Investing Activities. Cash flows used in investing activities during the six months ended June 30, 2006 were $0.7 million compared to $0.5 million during the same period last year. Capital expenditures during the first half of 2006 and 2005 included computer equipment, leasehold improvements and warehouse and office equipment.
Financing Activities. Cash flows provided by financing activities during the six months ended June 30, 2006 were $82,000 compared to $67,000 during the same period last year. The increase in cash flows provided financing activities during the first half of 2006 was largely due to the proceeds from the exercise of stock options during the six months ended June 30, 2006. On May 5, 2005, we announced that our board of directors authorized a plan to repurchase up to ten percent of our outstanding common stock in the open market or in privately negotiated transactions over the next 12 months. There were no repurchases of our common stock during the first half of 2006 or 2005. We did not borrow under the revolving line of credit during the first half of 2006 or 2005.
     We believe that cash flows from operations and borrowing capacity under our revolving credit facility will be sufficient to fund operations for the next 12 months and the foreseeable future. Future acquisitions or other transactions may require us to obtain additional sources of financing.

New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.
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
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On June 21, 2006, a class action complaint brought by Glen Hutton on behalf of shareholders of The Sportsman’s Guide, Inc. was filed in the District Court for Dakota County, Minnesota naming us and members of our board of directors. The complaint contains substantially identical allegations and seeks the same relief as the complaint brought by Tom Krajewski. We believe that the allegations contained in both complaints are without merit and we intend to vigorously contest both matters.
Item 6. Exhibits
     (a) Exhibits
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SPORTSMAN’S GUIDE, INC.
Date: August 10, 2006	/s/ Charles B. Lingen
Charles B. Lingen
Executive Vice President of Finance and Administration/Chief Financial Officer